Form 10-Q
period 1993-12-31
BLOCK DRUG CO INC
filed 1994-02-14
CIK 12654

SECURITIES AND EXCHANGE COMMISSSION

                       WASHINGTON, D.C. 20549

                  _________________________________

                             Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
December 31, 1993


_________________________BLOCK DRUG COMPANY, INC._________________________
          (Exact name of registrant as specified in its charter)



___New Jersey_________________________________________________22-1375645__
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


257 Cornelison Avenue, Jersey City, N.J._______________________07302______
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (201) 434-3000

  Indicate by check mark whether the registrant (1) has filed all Commission reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant is required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.              YES_X__     NO_____

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


_____Class______________                Outstanding_at_December_31,_1993
Common Stock - Class A                              11,268,941
Common Stock - Class B                               7,704,400

                       BLOCK DRUG COMPANY, INC.


                          INDEX TO FORM 10-Q
                          DECEMBER 31, 1993
                     ____________________________




Part I - Financial Information - unaudited                   Page No.


     Consolidated Balance Sheets - December 31, 1993
     and March 31, 1993                                         2

     Consolidated Statements of Income for the three
     and nine months ended December 31, 1993 and 1992           3

     Consolated Statements of Cash Flows for the
     nine months ended December 31, 1993 and 1992               4

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            6 - 7


Part II - Other Information                                     8




                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
     ASSETS                                    DECEMBER 31, 1993  March 31, 1993
     Current Assets:
     Cash                                         $  9,701,000   $  6,627,000
     Marketable securities, at cost, which
     approximates market value                      20,705,000     26,283,000
     Accounts receivable, less allowances
     of $2,613,000 (12/31/93) and
     $2,815,000 (3/31/93)                           87,224,000     95,743,000
     Inventories:
      Raw and packaging materials                   29,568,000     34,982,000
      Finished goods                                59,408,000     61,476,000
     Other current assets                           29,287,000     29,728,000
                                                 -------------   ------------
       Total Current Assets                        235,893,000    254,839,000

     Property, Plant and Equipment, less
     accumulated depreciation of $79,459,000
     (12/31/93) and $70,550,000 (3/31/93)          202,812,000    189,251,000
     Long Term Securities at cost; market
     value $287,598,000 (12/31/93) and
     $257,861,000 (3/31/93)                        270,090,000    246,984,000
     Goodwill and Other Intangible Assets,
     net                                            21,967,000     22,430,000
     Other Assets                                   18,118,000     12,993,000
                                                  ------------   ------------
       Total Assets                               $748,880,000   $726,497,000
                                                 =============   ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
     Notes payable                                $114,654,000   $117,908,000
     Accounts payable and accrued expenses          70,389,000     70,700,000
     Income taxes payable                           13,447,000     12,218,000
     Dividends payable                               2,929,000      2,810,000
                                                --------------    -----------
       Total Current Liabilities                   201,419,000    203,636,000

     Notes Payable                                   6,632,000      7,210,000
     Long-Term Debt                                 11,950,000     11,950,000
     Deferred Income Taxes                           9,799,000      8,433,000
     Deferred Compensation Payable                  10,232,000      9,970,000
                                                 -------------    -----------
       Total Liabilities                           240,032,000    241,199,000

     Stockholders' Equity:
     Class A Common Stock, non-voting, par
     value $.10-15,000,000 shares authorized,
     11,268,941 (12/31/93) and 11,241,377
     (3/31/93) shares issued and outstanding         1,127,000      1,124,000
     Class A Common Stock dividend distributable        57,000
     Class B Common Stock par value $.10-
     30,000,000 shares authorized, 7,704,400
     (1993&1992) shares issued and outstanding         770,000        770,000

     Capital in excess of par value                173,322,000    153,996,000
     Retained earnings                             342,040,000    331,633,000
     Cumulative foreign currency translation
     adjustment                                     (8,468,000)    (2,225,000)
                                                  ------------   ------------
       Total Stockholders' Equity                  508,848,000    485,298,000
                                                  ------------   ------------
       Total Liabilities & Stockholders' Equity   $748,880,000   $726,497,000
                                                 =============  =============

                                          -2-
                    See notes to consolidated financial statements.

                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                   DECEMBER 31                  DECEMBER 31
                                  1993          1992          1993         1992

  Revenues:
  Net Sales              $155,644,000  $157,311,000  $459,659,000  470,005,000
  Interest, Dividends
   and Other Income         4,546,000     4,759,000    17,822,000   17,193,000
                         ------------   -----------   -----------  ----------
                          160,190,000   162,070,000   477,481,000  487,198,000

  Cost and Expenses:

  Cost of Goods Sold       52,461,000    48,229,000   154,683,000  152,009,000
  Selling, General and
   Administrative          93,324,000    95,228,000   274,651,000  276,846,000
                          -----------  ------------  ------------ ------------
                          145,785,000   143,457,000   429,334,000  428,855,000

  Income Bef. Income Taxes 14,405,000    18,613,000    48,147,000   58,343,000
  Income Taxes              3,545,000     3,723,000    10,833,000   11,669,000
                          -----------  ------------  ------------ ------------
  Net Income              $10,860,000  $ 14,890,000  $ 37,314,000 $ 46,674,000
                          ===========  ============  ============ ============

  Average Number of
  Shares Outstanding       19,534,669    19,506,024    19,525,155   19,502,098

  Net Income per
  Share of Common Stock    $  .56        $  .76        $    1.91   $    2.39
                           ===========   ==========    ==========  ===========
  Cash Dividends per
   Share of Class A
   Common Stock            $  .26        $  .25        $     .76   $     .70
                           ===========   ==========    ==========  ===========

                 See notes to consolidated financial statements.

                     BLOCK DRUG COMPANY,INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      NINE  MONTHS ENDED
                                                          DECEMBER 31
                                                      1993          1992
                                                 --------------  ---------------
    CASH FLOW FROM OPERATING ACTIVITIES            $60,514,000   $39,367,000
                                                   ------------  ---------------

    CASH FLOWS FROM INVESTING ACTIVITIES

       Increase in Goodwill & Intangibles                    0    (6,000,000)
       Additions to Property, Plant and Equipment  (26,483,000)  (30,924,000)
       Proceeds from Sales of L-T Securities        17,889,000    36,203,000
       Purchases of Long-Term Securities           (41,498,000)  (56,005,000)
       (Incr.) Decr. in Marketable Securities        5,578,000    (1,709,000)
                                                   ------------  ---------------
    Net Cash Used in Investing Activities          (44,514,000)  (58,435,000)
                                                   ------------  ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES

       Dividends Paid to Shareholders               (8,554,000)   (7,206,000)
       Payments of  Notes Payable                     (578,000)     (106,000)
       Increase (Decrease) in Short-Term Debt       (3,254,000)   23,283,000
                                                   ------------  ---------------
    Net Cash Prov. (Used) in Fin. Activities       (12,386,000)   15,971,000
                                                   ------------  ---------------

    Effect of Exchange Rates on Cash                  (540,000)      268,000
                                                   ------------  ---------------

    Increase (Decrease) in Cash                      3,074,000    (2,829,000)

    Cash, Begining of Period                         6,627,000     7,264,000
                                                   ------------  ---------------
    Cash, End of Period                             $9,701,000    $4,435,000
                                                   ============  ===============

    SUPPLEMENTAL CASH FLOW DATA

    Cash Paid during the Year:

       Interest                                     $5,544,754    $5,380,918
       Income taxes                                $11,579,492   $11,241,463

    SUPPLEMENTAL SCHEDULE OF NON-CASH
    FINANCING AND INVESTING ACTIVITIES

       3% Stock Dividend                           $18,353,000   $25,647,000

                                       -4-

                 See notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





       1. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the data for the interim periods.

       2. During the nine months ended December 31, 1993, the Company reduced its net borrowings by 3,254,000 mainly from lines of credit from various banks bearing interest at variable rates.

                BLOCK DRUG COMPANY, INC. & SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF OPERATING RESULTS AND FINANCIAL CONDITION



Operating Results

     Sales of $155.6 million in the third quarter and $459.7
million in the nine months ended December 31, 1993 trailed the comparable year-ago periods by 1.1% and 2.2%, respectively. Foreign sales suffered the effects of a stronger U.S. dollar relative to
foreign currencies.   Stated in local currency, foreign sales posted
increases for the quarter and year-to-date periods. Domestic sales continued to be unfavorably impacted by the combination of a soft economy and numerous new product introductions by major competitors.

     Interest, dividends and other income for the first nine months was higher than the comparable prior-year period, reflecting an increase in the level of marketable and long-term securities.

     The cost of goods sold percentage to sales was 33.7% and 32.3% in the first nine months of the current and prior year, respectively. These percentages were affected by selective price increases and reflect the mix of products sold.

     Selling, general and administrative expenses, most of which are related to advertising and promotional activities, were 59.8% of sales in the first nine months of the current year, compared to 58.9% in the prior-year period. Advertising and other selling expenses increased in the current year, both in absolute dollar terms and as a percentage of sales. Other expenses were lower than in the prior year in both dollar terms and as a percentage of sales.

     Due to the above factors, the percentage of pretax income to sales was 10.5% of sales in the first nine months of the current year and 12.4% in the comparable period last year. The effective income tax rates of 22.5% and 20.0% in the first nine months of the current and prior year, respectively, reflect tax-exempt interest from government securities and income from the low-tax jurisdictions of
Puerto Rico and Ireland.   SFAS No. 109, "Accounting for Income
Taxes", which has been adopted effective April 1, 1993, had no significant effect on net income. Also, effective April 1, 1993, the Company has adopted SFAS no. 106, "Accounting for Postretirement Benefits Other than Pensions," which requires companies to accrue postretirement benefits during the years employees are working prior to eligibility for retirement. The Company elected the delayed recognition option with respect to the transition obligation, and accordingly, such adoption did not have a significant effect on net income.

Financial Condition

     Cash increased in the nine months ended December 31, 1993 to $9.7 million from $6.6 million at year-end March 31, 1993. The net increase resulted primarily from a positive cash flow from operations, partially offset by net purchases of securities, capital expenditures and a reduction in notes payable. In the prior-year first nine months ended December 31, 1992, cash was $4.4 million, compared with $7.3 million at year-end March 31, 1992. The net decrease resulted primarily from capital expenditures and net purchases of securities, partially offset by a positive cash flow from operations and the issuance of debt. The increase in accounts receivable was principally due to increased sales and to extra dating terms for certain products.


     Working capital decreased during the first nine months to $34.5 million from $51.2 million at year-end March 31, 1993, and the ratio of current assets to current liabilities at December 31, 1993 was 1.2 compared to 1.3 at year-end March 31, 1993. The decline in working capital and the current ratio was attributable to a combination of factors, including the investment of funds in capital equipment and long-term securities, together with reductions in accounts receivable and inventories, partially offset by a decrease in short-term debt.

                     PART II. OTHER INFORMATION






Item 6.__________Exhibits and Reports on Form 8K___________

(b) Reports on Form 8K - there were no reports on Form 8K for the three months ended
                 December 31, 1993










                     _____SIGNATURES_______

                 Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             __BLOCK DRUG COMPANY, INC.__
                                    (Registrant)


February 11, 1993          MELVIN KOPP
- ----------------           -------------------------------
    DATE                            Melvin Kopp
                            Vice President - Controller