Form 10-K
period 1994-03-31
BLOCK DRUG CO INC
filed 1994-06-29
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549
                                Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended March 31, 1994 Commission File No. 0-6436

                        BLOCK DRUG COMPANY, INC.
         (Exact name of registrant as specified in its charter)

                 New Jersey                             22-1375645
(State or other jurisdiction of incorporation     (I.R.S. Employer I.D. No.)
or organization)
257 Cornelison Avenue, Jersey City, New Jersey           07302-9988
                                                         (Zip Code)
  (Address of principal executive offices)

Registrant's telephone number, including area code      (201) 434-3000

       Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                 Name of each exchange on which registered
         None                                            None

       Securities registered pursuant to Section 12(g) of the Act:
                Class A Common Stock - $.10 par value
                           (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days.   Yes x     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                 Yes x     No

As of June 7, 1994, nonaffiliates held no voting shares of the Registrant; therefore, the aggregate market value of voting shares held by nonaffiliates is zero.

As of June 7, 1994, there were 11,844,451 shares of Class A Common Stock and 7,704,400 shares of Class B Common Stock of Registrant outstanding.

Documents Incorporated by Reference: None

Exhibit Index:  Page 58

                             PART I

Item 1.  Business

   Block Drug Company, Inc. develops, manufactures and markets three categories of products: dental products, including consumer oral hygiene and professional dental products; consumer products, including proprietary over-the-counter products and household products; and ethical pharmaceuticals.

DENTAL PRODUCTS

Consumer Oral Hygiene Products

   Denture cleansers and adhesives, specialty toothpastes and toothbrushes are the products that comprise the consumer oral hygiene product segment of our business. These over the counter products are marketed to the consumer through advertising and promotion programs in the United States and in many parts of the world.

   POLIDENT and DENTU-CREME denture cleanser brands and their line extensions continue to generate the largest dollar volume. These brands are sold in more than forty countries around the world. DOUBLE-ACTION POLIDENT Tablets and new POLIDENT WIPES Denture Cleanser Towelettes contributed to brand sales during the fiscal year.

   POLI-GRIP is the Company's leading brand name in the denture adhesive category. Brand growth during the year is traced to effective advertising, introduction of the new "Easy to Squeeze" tube and successful promotion efforts.

   A variety of other cream, powder and liquid adhesives are marketed under the national brand names SUPER POLI-GRIP, WERNET'S and SUPER WERNET'S.

   SENSODYNE and PROMISE are specialty toothpastes for the treatment of dentinal hypersensitivity. SENSODYNE, a recognized brand around the world, is marketed to the consumer and the dental professional.

   SENSODYNE with Baking Soda was introduced nationally during the fiscal year in the face of competitive pressures from leading brand name toothpastes. The SENSODYNE and PROMISE brands account for a substantial share of the United States market for products that treat this common dental problem affecting one in four adults.

Professional Dental Products

   We are a leading manufacturer and marketer of professional dental products for use in chairside patient treatment and dental office infection control. In addition, the Company markets pharmaceutical products which dentists may recommend to patients to help improve their oral health.
   The Company employs Dental Consultants who personally visit the dental professional and Tele-Sales Consultants who service thousands of dental offices by telephone.

   HABITROLr, the nicotine transdermal system, is marketed by the Company to dental professionals in the continental United States and Hawaii. HABITROL is a product of the Pharmaceutical Division of Ciba-Geigy Corporation. It is indicated as an aid to smoking cessation for the relief of nicotine withdrawal symptoms and is used as part of a comprehensive behavioral smoking cessation program.

   The Company markets the VITAL DEFENSE line of office infection control products. This line includes continuing education program materials on office infection control requirements and applicable regulations established by government agencies.

   SensoGARD Canker Sore Relief Gel is a new over the counter medication introduced during the fiscal year to treat the pain of aphthous ulcers of the mouth.

   The MYNOL line of endodontic products includes endodontic instruments for use during root canal surgery. ADAMOUNT X-Ray film mounts and VISION prophylaxis paste are among the Company's professional dental products.

   SENSODYNE Sealant Dentin Desensitizing Kit is a chairside treatment for sensitive teeth. The kit combines professional in-office treatment and on-going home care therapy, including a sample of SENSODYNE toothpaste and a special toothbrush.

   The Company also markets the VITAL RESPONSE Crisis Management System, an emergency kit for use by dentists to control unexpected in-office emergencies.

CONSUMER PRODUCTS

Proprietary Over-the-Counter Products

   Included in the Company's personal care products line are three well-known consumer brand names: NYTOL Sleep-Aid Tablets, TEGRIN Medicated Shampoos and BC Headache Powder.

   NYTOL Sleep-Aid Tablets television advertising continues to generate awareness of the brand and growth for its line extension, NYTOL Maximum Strength. NYTOL is sold in the U.S., Canada, United Kingdom and in parts of Latin America.

   Tegrin Medicated Shampoo continues to compete and grow within the specialty shampoo category.

   The BC Headache Powder brand maintained its leadership position in the Southern region powdered analgesic market. Effective marketing and a successful television/radio advertising campaign help BC brand continue to rank high in the regional over the counter analgesic marketplace. BC KEEP GOING Stimulant Caplets were added to the BC line during the fiscal year.

   The Company acquired rights to BALMEX Diaper Rash Ointment in November 1993. BALMEX Ointment has a unique formula with potential for expanded distribution and consumer and professional support programs.
   PHAZYME, an over-the-counter product for gas relief, experienced growth on the strength of broader distribution for the PHAZYME line, the introduction of a chewable tablet form and use of television advertising. The Company continues to market this brand to the physician as well.

Household Products

   Household products sold by the Company include the 2000 FLUSHES, X-14 and EARTHWISE brand names.

   The 2000 FLUSHES line of toilet bowl cleaners was again the market leader in the automatic toilet bowl cleaning category. 2000 FLUSHES Chlorine Clear Tablet continues to grow in the U.S. market.

   Under the X-14 brand name, a chlorine and a blue automatic toilet bowl cleaning product were introduced during the fiscal year to compete in the short duration category of toilet bowl cleaners.

   Our X-14 line of hard surface cleaners now includes X-14 Instant Mildew Stain Remover, X-14 Soap Scum Remover and X-14 Mineral and Rust Stain Remover. The X-14 line was stable in a year of unusually strong competitive pressures.

   In July 1993, the Company acquired the EARTHWISE line of environmentally responsible household cleaners and plastic bags sold primarily in health food stores. The Company believes this line offers opportunity for future growth.

ETHICAL PHARMACEUTICAL PRODUCTS

   Pharmaceutical products and ethical non-prescription products are manufactured and marketed by Reed & Carnrick. This Division markets products in several medical categories including gastroenterology, dermatology, cardiovascular disease and proctology.

   In gastroenterology, the Company's product COLYTE-FLAVORED bowel cleansing lavage, remains the leading prescription product for precolonoscopy exams.

   The Division's PROCTOFOAM-HC and PROCTOCREAM-HC line of antihemorrhoidals continued to show sales growth, bolstered by the introduction of a higher strength cream line extension. CORTIFOAM, a high potency anti-inflammatory foam was the fastest growing product for the Division during the year.

   During the fiscal year, the Company began selling the DURASCREEN long-lasting sunscreen product and marketing PENECARE products for dry skin treatment following an acquisition, co-promotional sales and distribution agreement with Penederm Inc.

INTERNATIONAL OPERATIONS

   With thirty-two subsidiaries, branches and divisions, the Company's International Operations manufacture and distribute products to consumers and professional markets spanning five continents.
   Well known brand name products marketed by the Company in the United States are marketed internationally as well. International product sales accounted for 48% of corporate sales in fiscal 1994.

   The Company's denture cleansers, denture adhesives, specialty toothpastes and household products continue to penetrate the existing international marketplace and reach out to emerging new countries.

   Three divisions comprise the Company's International Operations:
Europe, Latin America and Pacific Rim/Canada. Operations in each of these areas employ the marketing techniques similar to those used in the United States, adapted to accommodate individual market characteristics.

   The Company's largest foreign market is in Europe, where there are sales and marketing organizations in Germany, United Kingdom, France, Italy, Spain, Sweden, Belgium, the Netherlands and Portugal. Factories in the United Kingdom, Wales, Ireland and Belgium supply these markets.

   In Latin America, our principal markets include Mexico, Colombia, Brazil and Argentina. Manufacturing plants are located in each of these countries. During the year, the Company established a new subsidiary in Chile and will launch several brands there.

   The Company's base for the Pacific Rim is Australia in which our subsidiary has its own manufacturing facility and marketing operation. Principal markets include Japan, Australia, Thailand and the Philippines.

   In Canada, a state of the art manufacturing, distribution and marketing facility provides product for the country as well as other of the Company's affiliates in certain parts of the world.

   Plans are well underway for the establishment of other subsidiaries in Asia and the Middle East.

RESEARCH & DEVELOPMENT

   The Company maintains an active Research and Development program in modern laboratories designed to support each of its worldwide marketing areas: consumer products; oral health care; prescription pharmaceuticals and household products. This diverse mix requires the department maintain expertise in a variety of different dosage forms and delivery systems, as well as full clinical, regulatory, toxicological, analytical, packaging and statistical support services. In addition, the department supports a New Technology group which focuses on technologies to improve the Company's key brands.

   During the fiscal year, the department significantly enhanced its computer support system with consequent improvements in productivity. This effort is expected to continue as the department implements new imaging systems and electronic document and project management. The Company continues to expand its worldwide clinical research program with studies throughout Europe, United States, Canada and Japan. This global effort is complemented by R&D project priorities assigned on a worldwide basis to reduce the number of formulas which must be developed and maintained.
   The Company continues its commitment to the maintenance and expansion of its technology infrastructure with special focus on the quality of its personnel, facilities and equipment. The Company will continue to use and build this technology base to develop new and improved products.

REGULATORY AFFAIRS

   As a major manufacturer of consumer and ethical pharmaceutical products, the Company is subject to worldwide governmental regulations and controls relating to product safety, efficacy, packaging, labeling and distribution. While not all of the products which the Company plans to introduce into the market are "new drugs" or "new devices", those fitting the regulatory definitions are subject to a stringent premarket approval process. Under the current requirements of the U.S. Food and Drug Administration (FDA), the compilations and submission of a substantial amount of preclinical and clinical information prior to market introduction has significantly increased the amount of time and related costs incurred for new drug and/or device product development.

   The Company continues to submit data to the FDA in response to the ongoing review of the safety and efficacy of all over the counter drug products marketed in the U.S., as is the case with all manufacturers of over the counter products. The reports issued by the Scientific Advisory Panels for this Over-the-Counter Drug Review program have prompted a continuing, comprehensive reexamination and documentation of the safety and efficacy of the Company's currently marketed non-prescription drug products. As a responsible manufacturer, the Company is alert to the possibility that the final monographs to be issued in the foreseeable future may require formula modifications of certain of its products to maintain compliance with these regulations, a possibility facing competitive products as well.

   Manufacturing companies, especially those engaged in health care related fields, are subject to a wide range of federal, state and local laws and regulations. The Company is no exception. Concern for maintaining compliance with federal, state, local and foreign regulations on environmental protection, hazardous waste management, occupational safety and industrial hygiene have also increased substantially. The Company's policies and practices in the areas of environmental quality, product safety, loss prevention, occupational health and safety are tempered by the many laws and regulations affecting these areas.

   Our required compliance programs have had no significant effect on the capital expenditures, earnings or the competitive position of the Company or its subsidiaries.

   The Company cannot predict what additional legislation or governmental action, if any, will be enacted or taken with respect to the above matters and what its effect, if any, will be on the operations of the Company.

MARKETING

   The Company commits a substantial portion of its gross income to advertising, promotion, market research and test marketing. Its consumer, dental, personal care and household products are advertised directly to consumers on network, cable and spot television, network and spot radio, and in magazines and newspapers. The largest expenditures by the Company are for the purchase of television time.

   Oral hygiene, professional dental and ethical pharmaceutical products are promoted by the Company through medical and dental journals. Exhibits are presented at dental and medical conventions. Ethical pharmaceutical products are promoted to the medical profession through professional channels. A separate staff of professional sales representatives calls on physicians, pharmacies, hospitals and governmental installations to describe these products and their uses. Sales of these products are made through sales representatives, principally to wholesalers and drug chain headquarters, hospitals and governmental agencies.

   A team of Dental Sales Consultants sells products directly to dentists. The Company sells its consumer denture, dental care, oral hygiene and personal care products through its national sales force. In-store merchandising is provided by a national food broker merchandising force. Sales are made directly to food and drug chains, wholesalers, mass merchandisers and independent food and drug stores. Food brokers are retained for sales of household products. In addition, the Company employs marketing and sales representative in foreign countries.

PATENTS AND TRADEMARKS

   Certain of the Company's products are covered by patents owned by the Company or manufactured under license from others. While the Company believes its patents, licenses and formulae to be of material value, it does not consider its business as a whole to be dependent upon patent protection.

   The Company's principal trademarks are of material importance to its business. Many of the Company's principal trademarks appear in this report in capital letters. These trademarks are owned by the Company or its wholly-owned subsidiaries.

COMPETITION

   The Company markets products in highly competitive fields. For many of its products, its competitors include significantly larger corporations with substantially greater resources. The high degree of trademark recognition and goodwill associated with many of the Company's brands is an important factor in its ability to compete effectively. While larger competitors are able to commit significantly greater revenues to national advertising, the Company believes its advertising and marketing expertise enable it to compete effectively.

   The primary competitive factors affecting proprietary over-the-counter brands are product formulation, reputation and advertising. In the ethical pharmaceutical market, the Company competes against significantly larger companies in selected therapeutic areas. It relies upon clinical evidence, the reputation of its brands and its marketing force concentrating its efforts to promote to medical specialists, internists and family practitioners. In the household products segment of its business, the Company relies heavily on advertising and consumer promotion to compete.



MANUFACTURING

   Most of the principal raw materials used by the Company in its domestic manufacturing operation are purchased domestically and are generally obtainable from a number of sources at competitive prices. Certain raw materials are available only from single sources of supply and in these cases the Company sees no likelihood of the termination of such sources of supply. The Company maintains adequate inventories of raw materials.

   During the course of the fiscal year ended March 31, 1994, there were no substantial raw material shortages. The Company was able to obtain at competitive prices all raw materials required for its normal operations.

   The Company manufactures the majority of its products. Some products are manufactured by independent third parties.

   In its manufacturing operations, the Company emphasizes control of the quality of its products. Procedures to assure quality and stability include rigid specifications, continuously reviewed and upgraded for ingredients and packaging materials. A staff of professional and technical employees is maintained at each manufacturing facility to assure the Company's standards are met in all phases of production.

Item 2.  Properties

   The worldwide executive and administrative offices, manufacturing, research and development, warehousing and distribution facilities of the Company and its subsidiaries use an aggregate of approximately 2,488,000 square feet. This figure does not include undeveloped land on which its facilities are located or land adjacent to certain properties. The Company or its subsidiaries own substantially all the properties.

   Among these properties are the following: (1) corporate headquarters, Jersey City, New Jersey; (2) Reed & Carnrick ethical pharmaceuticals, manufacturing and administrative facilities, Piscataway, New Jersey; (3) dental product manufacturing: Humacao, Puerto Rico (Dentco, Inc.); Glendale, Wisconsin (leased); Dungarvan, Ireland; and Cwmbran, Wales; (4) manufacturing plants for more than one product group: Memphis, Tennessee; Dayton (South Brunswick), New Jersey: Humacao, Puerto Rico (Reedco, Inc.); Mississauga, Canada; Plymouth, Great Britain; Oevel, Belgium; Sydney Australia; Mexico City, Mexico; Buenos Aires, Argentina; Rio de Janeiro, Brazil; and Zaragoza, Spain.

   The Company owns land contiguous to the Memphis, South Brunswick, Toronto, Plymouth, Oevel and Dungarvan facilities. Additional warehouse facilities are in Memphis and in South Brunswick.

   The Company also has offices in buildings which it owns in Welwyn Garden City, Great Britain and Ratingen, Germany.

   In Puerto Rico, the Company owns land, building and equipment which it leases to an independent supplier of metal tubes for some of its products.

   The Company's plants and facilities, in the opinion of management, are in good condition and, together with expansions and alterations recently completed, or in the process of being completed, are regarded by management as adequate for current requirements and for those of the next several years.

Item 3.  Legal Proceedings

   The Company is involved in various routine litigation incidental to its business. While the significance of these matters cannot be fully assessed at this time, management, on advice of counsel, does not believe that any liability that may arise from these proceedings will have a material adverse impact on the Company's consolidated financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

   On June 2, 1994 by waiver and unanimous consent of the Class B shareholders of the Company, the Board of Directors, consisting of the persons named in Item 10, was elected in its entirety.

   Leonard N. Block, James A. Block and Thomas R. Block were reappointed Members of the Executive Committee of the Board of Directors which, upon unanimous consent of all its Members, may exercise all the authority of the Board of Directors.

                            PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

              STOCK PRICE AND DIVIDEND INFORMATION

                                     Market Price Range of       Cash Dividends
                                     Class A Common Stock*        Declared Per
                                                                     Share
Fiscal Year Ended March 31, 1994       High         Low
First Quarter                           53          45              $0.250
Second Quarter                          46 1/2      32              $0.250
Third Quarter                           37 3/4      29 3/4          $0.260
Fourth Quarter                          37 1/2      31 3/4          $0.260**
Fiscal Year Ended March 31, 1993       High         Low
First Quarter                           57          45              $0.225
Second Quarter                          48          42 1/2          $0.225
Third Quarter                           56 1/2      46 1/2          $0.250
Fourth Quarter                          58 1/4      46              $0.250***

  * These are high and low bid quotes and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 ** In addition, a 3% stock dividend was paid on January 4, 1994 to Class A and B shareholders in Class A Common Stock.

*** In addition, a 3% stock dividend was paid on January 2, 1993 to Class A and B shareholders in Class A Common Stock.

The following table indicates the approximate number of shareholders of each class of the Company's equity securities as of June 7, 1994:

               Title of Class              Number of Shareholders
Common Stock, Class A (non-voting)                 564
Common Stock, Class B (voting)                      5


Item 6.  Selected Financial Data
                                           Fiscal Year Ended March 31
                          1994          1993          1992           1991          1990
Net Sales             $613,283,000  $624,826,000  $562,932,000   $512,884,000  $433,605,000
Income, Dividends
 & Other Income         23,383,000    26,490,000    22,328,000     17,970,000    19,409,000
Income Before
 Income Taxes           57,114,000    77,713,000    68,454,000     69,062,000    57,026,000
Income Taxes             9,262,000    16,167,000    11,187,000     15,852,000    10,886,000
Net Income              47,852,000    61,546,000    57,267,000     53,210,000    46,140,000
Average Number of
 Common Shares
 Outstanding (1)        19,529,000    19,504,000    19,490,000     19,606,000    19,795,000
Net Income Per Share
 of Common Stock (1)         $2.45         $3.16         $2.94          $2.71         $2.33
Cash Dividends Declared
 Per Share of Class A
 Common                      $1.02         $ .95         $ .85          $ .75         $ .67
Stock Dividends Declared
 Per Share of Class A
 Common                         3%            3%            3%             3%            3%
Stock Dividends Declared
 Per Share of Class B
 Common (2)                     3%            3%            3%             3%            3%
Depreciation           $13,580,000   $10,727,000   $ 9,059,000    $ 8,215,000  $  6,187,000
Working Capital         32,637,000    51,203,000    69,563,000     88,620,000   103,315,000
Current Ratio                  1.2           1.3           1.4            1.8           2.4
Total Assets          $771,068,000  $726,497,000  $649,608,000   $550,735,000  $460,268,000
Long-Term Debt and
 Notes Payable          17,880,000    19,160,000    19,435,000     19,459,000    19,660,000
Shareholders' Equity   515,121,000   485,298,000   446,550,000    398,736,000   352,013,000
Number of Employees          3,491         3,505         3,301          3,105         3,050

   (1) Restated to reflect stock dividends declared on Class A and Class B Common Stock by the Company in 1994 and previously.

   (2)  Payable in Class A Common Stock.

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition

   Operating Results

   Consolidated worldwide net sales for the fiscal year ended March 31, 1994 were $613.3 million, a decrease of 2% from the prior fiscal year 1993, which recorded an increase of 11%. Both domestic and international sales decreased in fiscal 1994. In fiscal 1993, both domestic and international sales were higher than those of the prior fiscal year. Foreign currency translation had a considerable impact on the current year's sales decrease and consolidated sales would have shown an increase of approximately 3% in absence of such impact. The 2% decrease in domestic sales was attributable to volume decreases, offset in part by selective price increases.
Although international sales declined 1% in fiscal 1994, unit sales were generally higher and sales in local currency were ahead of year-ago levels.

   Not included in the Company's sales is its 50% interest in a Japanese joint-venture company, Kobayashi-Block Company Limited, which is accounted for under the equity method. Total sales of the joint-venture Company for fiscal 1994 were $92.4 million, 30% higher than fiscal year 1993 which had total sales of $70.9 million, 43% higher than fiscal 1992.

   The largest business segment, dental products, decreased 2% to $394 million, following a 9% advance in the prior year. Consumer product sales decreased to $134 million, a 2% decrease compared to a 17% increase in the previous year. Ethical pharmaceutical products registered sales of $86 million for a decline of 1%, compared to a 12% gain in the prior fiscal year.

   Interest, Dividends and Other Income decreased $3.1 million in fiscal 1994. The decrease occurred principally from lower interest rates. In fiscal 1993, investment income increased compared to fiscal 1992, principally because of increased security holdings.

   The cost of goods sold percentage to sales was 33.5% in fiscal 1994, compared to 33.0% in fiscal 1993 and 32.2% in fiscal 1992. Favorable purchase prices and operating efficiencies served to maintain gross margins. However, higher costs associated with modernization and expansion of the Company's facilities in recent years, coupled with changes in product mix and strong competitive pricing pressure, has resulted in moderately higher cost, relative to selling price.

   Selling, general and administrative expenses represented 61.0%, 58.8% and 59.6% of sales in fiscal 1994, 1993 and 1992, respectively. The major portion of such expenses are advertising and promotional expenditures essential to do business in the highly competitive environment in which the Company operates. Such expenses were increased substantially in fiscal 1994 and reflect a major spending program to increase advertising and promotion behind core businesses to build brand equities and meet significant competition.

   Due to the above factors, income before taxes was 9.3%, of sales as compared to 12.4% and 12.2% in fiscal 1993 and 1992, respectively.

   The effective income tax rates of 16.2%, 20.8% and 16.3% in fiscal 1994, 1993 and 1992, respectively, reflect tax-exempt interest from governmentsecurities and income from the lower tax areas of Puerto Rico and Ireland. The decrease in the effective income tax rate for fiscal 1994 results from a combination of factors including relatively higher profits in subsidiaries located in lower-tax jurisdictions.

   Net foreign exchange losses of $1,789,000, $4,913,000 and $685,000, consisting of transaction gains and losses and translation losses relating to highly inflationary countries, were included in the determination of net income for fiscal years 1994, 1993 and 1992, respectively.

   Although inflation has been moderate throughout fiscal 1994 and 1993, the Company has continued to utilize such measures as selective price increases and budgetary monitoring over advertising, personnel and other operating expenses to control its operating margins. Research and development outlays have been increased in the continuing effort to develop new and improved products and line extensions.

   In November, 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. These benefits include salary continuation, disability benefits, severance pay and continuation of health care benefits. The Company must implement SFAS 112 in fiscal 1995. Management anticipates that the adoption of SFAS 112 will not have a significant effect on net income.

   In fiscal 1995, the Company will also adopt SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Consistent with current practice, investments in debt securities are expected to be classified as hold-to-maturity and reported at amortized cost. All other securities are expected to be classified as available-for-sale and reported at fair value, with unrealized gains and losses reported in a separate component of shareholders equity. The adoption of this standard is not expected to have a significant impact on financial position or results of operations.

   Liquidity and Capital Resources

   Cash increased to $8.9 million at March 31, 1994 from $6.6 million at March 31, 1993 and $7.3 million at March 31, 1992.

   Net cash flows from operating activities were $76 million in fiscal 1994, $30 million more than the prior year. Decreases in inventories, together with increases in accounts payable, more than offset decreases in operating results and increases in accounts receivable and other current and non-current assets. In fiscal 1993, net cash flows from operating activities were $46 million, $1 million less than the prior year.

Increases in inventories and accounts receivable, together with decreases in accounts payable, more than offset increases in operating results and other current and non-current assets. Accounts receivable at year-end 1994, 1993 and 1992 represented 1.9, 1.8 and 1.9 average months of sales, respectively. Inventory levels comprised 5.2, 5.6 and 5.9 months supply at year-end 1994, 1993 and 1992, respectively.

   Net cash used in investing activities for fiscal 1994 was $58 million, compared to $75 million in fiscal 1993. Additions to net property, plant and equipment, and purchases of long-term securities more than offset proceeds from sales of securities. In fiscal 1992, the net cash out flows for investing activities was also $75 million. Throughout the three-year period, the Company, consistent with its plans for growth and expansion, continued the modernization and expansion of its manufacturing, distribution and office facilities, domestically and internationally.

   Net capital expenditures decreased to $35 million in fiscal 1994 from $46 million in fiscal 1993 and $36 million in fiscal 1992. Domestically, major projects over this three-year period have been the modernization and expansion of laboratories and office facilities at the Jersey City, New Jersey corporate headquarters, the purchase of a new distribution and manufacturing facility near the South Brunswick, New Jersey plant and the renovation and expansion of production and warehouse facilities at the Memphis, Tennessee and South Brunswick, New Jersey plants. The Company's foreign facilities were also expanded in fiscal 1994. Expenditures continued to be made for renovation and expansion of production and warehousing facilities in Ireland, England and Belgium. Expansion, both domestic and foreign is expected to continue in fiscal 1995 but to a lesser extent than in fiscal 1994. The Company anticipates future capital spending to approximate 5% of net sales, and expects to fund modernization and expansion programs through funds generated from operations and through short-term borrowings, as appropriate.

   Net cash used in financing activities was $15 million in fiscal 1994, compared to net cash inflows of $30 million in both fiscal 1993 and fiscal 1992. The financing outflows in fiscal 1994 arose from the payment of dividends and payment of debt with no new issuances of debt. In both fiscal 1993 and 1992, proceeds from debts issuance of $45 million and $39 million, respectively, more than offset dividends to shareholders and debt repayments.

   An overall strengthening of the United States dollar in relation to foreign currencies resulted in net foreign currency translation losses of $7.5 million and $13.3 million in fiscal 1994 and fiscal 1993, respectively. Such amounts were charged directly to shareholders' equity in the balance sheet.

   The Company anticipates that sufficient funds will be provided from operations and borrowing capabilities for capital expenditures, dividend payments and other cash needs in fiscal 1995. The Company had uncommitted lines of credit totaling $180 million and $145 million at March 31, 1994 and 1993, respectively.

Item 8.  Financial Statements and Supplementary Data

                  REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the consolidated financial statements and the financial statement schedules of Block Drug Company, Inc. and Subsidiaries listed in the index on page 44 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain foreign subsidiaries and branches, which statements reflect total assets and total revenues constituting approximately 11 percent and 23 percent, respectively, in the year ended March 31, 1994, 10 percent and 24 percent, respectively, in the year ended March 31, 1993 and 9 percent and 22 percent, respectively, in the year ended March 31, 1992 of the corresponding consolidated totals. These statements were audited by other auditors whose reports thereon were furnished to us. Our opinion expressed herein, insofar as it relates to the amounts for such subsidiaries and branches, is based solely upon such reports.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Block Drug Company, Inc. and Subsidiaries as of March 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                              COOPERS & LYBRAND


New York, New York
June 7, 1994


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                March 31
             ASSETS                                         1994           1993
Current Assets:
Cash                                                   $  8,896,000   $  6,627,000
Marketable securities, at cost, which approximates
market value                                             19,338,000     26,283,000
Accounts receivable, less allowances of
$2,709,000 (1994) and $2,815,000 (1993)                  97,814,000     95,743,000
Inventories (Notes 1 and 2)                              88,986,000     96,458,000
Other current assets                                     34,079,000     29,728,000
  Total current assets                                  249,113,000    254,839,000
Property, plant and equipment, less
accumulated depreciation (Notes 1 and 3)                207,474,000    189,251,000
Long-term securities, at cost; market
value $ 281,601,000 (1994) and $257,861,000 (1993)      275,574,000    246,984,000
Goodwill and other intangible assets, less
accumulated amortization of $8,825,000 (1994) and
$7,866,000 (1993) (Note 1)                               21,721,000     22,430,000
Other assets                                             17,186,000     12,993,000
  Total assets                                         $771,068,000   $726,497,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes and bonds payable (Note 4)                       $114,983,000   $117,908,000
Accounts payable and accrued expenses (Note 5)           88,359,000     70,700,000
Income taxes payable (Note 6)                            10,056,000     12,218,000
Dividends payable                                         3,078,000      2,810,000
  Total current liabilities                             216,476,000    203,636,000
Long-Term notes and bonds payable (Note 4)               17,880,000     19,160,000
Deferred income taxes (Note 6)                           11,424,000      8,433,000
Deferred compensation and other
payables (Notes 1 and 7)                                 10,167,000      9,970,000
  Total liabilities                                     255,947,000    241,199,000
Shareholders' equity (Notes 1 and 8):
Class A common stock, non-voting par value
$.10-15,000,000 shares (1994 and 1993) authorized,
11,839,501 (1994) and 11,241,377 (1993) shares
issued and outstanding                                    1,184,000      1,124,000
Class B common stock, par value $.10-30,000,000
shares (1994 and 1993) authorized, 7,704,400
1994 and 1993) shares issued and outstanding                770,000        770,000
Capital in excess of par value                          173,372,000    153,996,000
Retained earnings                                       349,500,000    331,633,000
Cumulative foreign currency translation
adjustment (Note 1)                                      (9,705,000)    (2,225,000)
Total shareholders' equity                              515,121,000    485,298,000
  Total liabilities and shareholders' equity           $771,068,000   $726,497,000

                    See notes to consolidated financial statements.


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Years Ended March 31, 1994, 1993 and 1992

                                            1994           1993           1992
Revenues:
Net sales (Note 10)                     $613,283,000   $624,826,000   $562,932,000
Interest, dividends and other income      23,383,000     26,490,000     22,328,000
                                         636,666,000    651,316,000    585,260,000
Cost and Expenses:
Cost of goods sold                       205,595,000    206,453,000    181,514,000
Selling, general and administrative      373,957,000    367,150,000    335,292,000
                                         579,552,000    573,603,000    516,806,000
Income before income taxes (Note 10)      57,114,000     77,713,000     68,454,000
Income Taxes (Note 6):
  Current                                  8,809,000     16,296,000     10,756,000
  Deferred                                   453,000       (129,000)       431,000
                                           9,262,000     16,167,000     11,187,000
Net Income                                47,852,000     61,546,000     57,267,000
Retained earnings at beginning of year   331,633,000    306,024,000    287,726,000
Less: Cash dividends declared $1.02
(1994) and $.95 (1993) per share of
Class A common stock                     (11,632,000)   (10,286,000)    (8,733,000)
Stock dividend 3% (1994, 1993 and 1992)
to Class A and Class B shareholders
payable in Class A common stock (Note 8) (18,353,000)   (25,651,000)   (30,236,000)
Retained earnings at end of year        $349,500,000   $331,633,000   $306,024,000
Earnings per share of common stock
(Notes 1 and 8)                         $       2.45   $       3.16   $       2.94

                     See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 1994, 1993 and 1992

                                                1994           1993           1992
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                   $47,852,000    $61,546,000    $57,267,000
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization                 14,539,000     11,659,000     10,554,000
Deferred income tax provision                    453,000       (129,000)       431,000
Deferred compensation provision                1,773,000      2,492,000      3,300,000
Equity in net income of joint venture          1,780,000        958,000        705,000
Gain on sales of long-term securities            (42,000)    (4,747,000)    (3,674,000)
Purchase of forward exchange contracts,
net of proceeds on sales                               -              -       (215,000)
Other, net                                     1,283,000        915,000        702,000
Changes in Assets and Liabilities that
Provided (Used) Cash:
Accounts receivable                           (5,286,000)   (13,432,000)   (11,956,000)
Inventories                                    5,224,000    (12,113,000)    (8,639,000)
Accounts payable and accrued expenses         19,558,000         (4,000)    12,004,000
Other current assets                          (2,482,000)      (136,000)    (8,274,000)
Other assets                                  (6,083,000)    (2,056,000)    (3,137,000)
Income taxes and dividends payable            (1,180,000)     3,287,000         97,000
Payments of deferred compensation             (1,351,000)    (2,366,000)    (2,472,000)
Other noncurrent liabilities                    (100,000)      (200,000)       (13,000)
Net Cash Flow from Operating Activities       75,938,000     45,674,000     46,680,000
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Property, Plant and Equipment   (35,215,000)   (46,268,000)   (36,202,000)
Increase in Marketable Securities              6,945,000     (3,271,000)      (463,000)
Proceeds from Sales of Long-Term Securities   23,910,000     67,227,000     72,402,000
Purchase of Long-Term Securities             (52,992,000)   (86,855,000)  (109,241,000)
(Increase) Decrease in Goodwill and
Other Intangible Assets                         (250,000)    (6,145,000)    (1,431,000)
Net Cash Used in Investing Activities        (57,602,000)   (75,312,000)   (74,935,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid to Shareholders               (11,631,000)   (10,396,000)    (8,733,000)
Proceeds from Issuance of Debt                         -     45,286,000     38,577,000
Payment of Debt                               (3,643,000)    (5,172,000)      (121,000)
Net Cash Provided by (Used in)
Financing Activities                         (15,274,000)    29,718,000     29,723,000

Effect of Exchange Rates on Cash                (793,000)      (717,000)      (183,000)
Increase (Decrease) in Cash                    2,269,000       (637,000)     1,285,000
Cash, Beginning of Year                        6,627,000      7,264,000      5,979,000
Cash, End of Year                            $ 8,896,000    $ 6,627,000    $ 7,264,000
Cash Paid During the Year:
Interest                                     $ 6,979,000    $ 6,927,000    $ 5,999,000
Income Taxes                                 $13,627,000    $14,396,000    $11,482,000

                       See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND
SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies:

Basis of consolidation:

  The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly-owned. The Company's investment in a 50% owned Joint Venture (Kobayashi-Block Company Limited) is accounted for under the equity method. With the exception of the March 31 year-end accounts of Germany, Japan and Colombia, all other accounts of foreign subsidiaries have been included on the basis of fiscal years ended December 31 in order to be available for inclusion in the consolidation. All material intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation:

  All assets and liabilities, other than those of highly inflationary countries, are translated at year-end exchange rates. In such cases, translation gains and losses are recorded as a separate component of shareholders' equity and are not included in the determination of net income. For subsidiaries that are considered to be operating in highly inflationary countries (Brazil and Argentina), certain assets and liabilities are translated at historical exchange rates and resulting translation gains and losses are included in the determination of net income. In all cases, foreign currency transaction gains and losses are included in the determination of net income.

  Net foreign exchange losses of $1,789,000, $4,913,000 and $685,000 consisting of transaction gains and losses and translation losses relating to highly inflationary countries, were included in the determination of net income for fiscal years 1994, 1993 and 1992, respectively.

Inventories:

  Inventories are stated at the lower of cost or market. Cost is determined principally by the average cost and first-in, first-out methods.

Property, plant and equipment and depreciation:

  Property, plant and equipment is recorded at cost. Depreciation is provided over estimated lives using the straight-line method. The cost of maintenance, repairs and minor renewals of property, plant and equipment are charged to operations; major renewal and betterments are capitalized.

Long-term securities:

  Long-term securities with a fixed maturity are stated at cost to reflect management's intention to retain the securities until maturity. Other long-term securities are carried at the lower of cost or market.

  In fiscal 1995, the Company will adopt SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Consistent with current practice, investments in debt securities are expected to be classified as hold-to-maturity and reported at amortized cost. All other securities are expected to be classified as available-for-sale and reported at fair value, with unrealized gains and losses reported in a separate component of shareholders equity. The adoption of this standard is not expected to have significant impact on financial position or results of operations.

Goodwill and other intangible assets:

  Goodwill and other intangible assets represent the excess of cost over the fair value of net tangible assets of companies or products purchased. Goodwill acquired prior to October 31, 1970 is not being amortized since, in management's opinion, its value has not diminished. Goodwill acquired subsequent to that date is being amortized using the straight-line method over the years estimated to be benefited, but not to exceed 40 years.

  Amortization of goodwill and other intangible assets was $959,000, $931,000 and $1,495,000 in the years ended March 31, 1994, 1993 and 1992, respectively.

Fair value of financial instruments:

  The Company estimates that the aggregate fair value of all financial instruments at March 31, 1994 does not differ materially from the aggregate carrying values of its financial instruments recorded in the Consolidated Balance Sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

Retirement plans and deferred compensation agreements:

  Pension costs recorded as charges to operations include actuarial determined current service costs and an amount equivalent to amortization of prior service costs in accordance with the provisions set forth in Statement of Financial Accounting Standards (SFAS) No. 87, "Employer's Accounting for Pensions." It is the Company's policy to fund pension costs in accordance with the Internal Revenue Service full funding limitation.

  The Company has agreements with certain key executives which provide deferred compensation depending on length of service and average salary level. Benefits payable in the future to these executives under these agreements are charged to operations on an actuarial determined basis over the attribution period which equals the estimated period of active employment of such executives.

Research and development expenditures:

  Research and development expenditures are charged to operations as incurred. The charges for years ended
March 31, 1994, 1993 and 1992 were $21,568,000, $20,428,000 and
$20,281,000, respectively.

Net income per share of common stock:

  Net income per share of common stock is based on the combined weighted average number of shares of Class A and Class B Common Stock outstanding during each period, which was 19,529,000, 19,504,000 and 19,490,000 in fiscal 1994, 1993 and 1992, respectively.

Cash and Cash Equivalents:

  All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. These investments are stated at cost which approximates market value.

Note 2. Inventories:
                                                             March 31
Major classes of inventories comprise:                1994            1993
Raw and packaging materials                        $32,398,000     $34,982,000
Finished Goods                                      56,588,000      61,476,000
  Total                                            $88,986,000     $96,458,000

Note 3. Property, Plant and Equipment:
                                                             March 31
Major classes of property, plant and
equipment are summarized as follows:                  1994            1993
Land                                              $ 18,925,000    $ 16,863,000
Building and related improvements                  132,460,000     122,312,000
Machinery and equipment                            100,517,000      83,829,000
Furniture and fixtures                              30,452,000      28,354,000
Construction in progress                             7,060,000       8,443,000
                                                   289,414,000     259,801,000
Less: Accumulated depreciation                      81,940,000      70,550,000
  Total                                           $207,474,000    $189,251,000

  Depreciation expense for the years ended March 31, 1994, 1993 and 1992 was $13,580,000, $10,727,000 and $9,059,000 respectively. Certain of the above properties are pledged as collateral for the bonds (Note 4).

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Note 4. Notes and Bonds Payable:

  Short-term notes payable consists of borrowing from various banks at interest rates ranging from 3.12% to 14.4%. At March 31, 1994 and 1993, the Company had uncommitted lines of credit totalling $180,000,000 and $145,000,000, respectively. Of those amounts, $77,400,000 and $41,500,000 was unused at March 31, 1994 and 1993, respectively.
                                                            March 31
Long-term notes and bonds payable are
comprised of the following:                          1994             1993
9.1% Notes due in fiscal 1995                     $ 1,698,000      $ 1,720,000
18.9% Notes due fiscal 1995                                 -           34,000
10.0% Notes due fiscal 1995                                 -           76,000
11.75% Bonds due fiscal 1995 through fiscal 2001    6,560,000        7,500,000
5.0% to 7.8% Notes due in fiscal 1995               2,392,000        2,488,000
7.3% to 7.5% Notes due in fiscal 1997               2,780,000        2,892,000
Variable rate bonds (currently 2.55%),
due in fiscal 2010                                  4,450,000        4,450,000
                                                  $17,880,000      $19,160,000

  Certain properties of the Company (approximate book value $11,330,000) are pledged as collateral for the bonds (Note 3). The requirements of the bond indentures include the maintenance by the Company of minimum consolidation net worth and net working capital (as defined) of $59,000,000 and $24,000,000, respectively.

  Interest expense on all borrowing aggregated $7,029,000 in fiscal 1994, $6,926,000 in fiscal 1993 and $5,989,000 in fiscal 1992.

                       Long-term debt at March 31, 1994
                       was payable as follows:

                       Year ended March 31
                       1995                   $ 5,025,000
                       1996                       940,000
                       1997                     3,715,000
                       1998                       940,000
                       1999                       935,000
                       2000 and later           6,325,000
                                              $17,880,000

  The Company entered into interest rate cap agreements, effective June 1, 1993, to reduce the impact of changes in interest rates on its floating-rate short-term debt. At March 31, 1994, the Company had 4 nine-year contracts expiring May 31, 2002 that entitled it to receive quarterly amounts, if any, by which interest on a total of $100 million of short-term debt at the 90 day Libor rate exceeds 4% in 1994, 5% in 1995, 7% in years 1996 and 1997, and 9% in years 1998 through 2002. The $4,580,000 premium is being paid in quarterly installments over the life of the contracts.
For fiscal 1994, the Company received no payments under these contracts.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Note 5. Accounts Payable and Accrued Expenses:
                                                              March 31
Accounts payable and accrued expenses
are comprised of the following:                          1994           1993
Accounts payable - trade                              $23,928,000    $22,149,000
Accrued salaries, wages, vacation pay and bonuses      23,488,000     19,341,000
Accrued advertising and selling expenses               26,868,000     16,709,000
Other current liabilities                              14,075,000     12,501,000
                                                      $88,359,000    $70,700,000

Note 6. Income Taxes:

  In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for income tax accounting, as compared to the deferred method under Accounting Principles Board Opinion No. 11. The Company adopted SFAS No. 109 in the first fiscal quarter of 1994. The net impact of adoption did not have a significant effect on net income.

  The provision for income tax expense comprised the following:
                                     Current       Deferred        Total
For the year ended March 31:
1994   Federal                     $(1,096,000)   $(270,000)    $(1,366,000)
    Foreign                          9,107,000      746,000       9,853,000
    State                              798,000      (23,000)        775,000
                                   $ 8,809,000    $ 453,000     $ 9,262,000

For the year ended March 31:
1993 Federal                       $ 7,443,000        77,000    $ 7,520,000
    Foreign                          7,699,000     (213,000)      7,486,000
    State                            1,154,000        7,000       1,161,000
                                   $16,296,000    $(129,000)    $16,167,000

For the year ended March 31:
1992   Federal                     $ 4,934,000    $(365,000)    $ 4,569,000
    Foreign                          5,168,000      828,000       5,996,000
    State                              654,000      (32,000)        622,000
                                   $10,756,000    $ 431,000     $11,187,000

  Deferred income tax expenses result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The source and the tax effect of these differences were as follows:

                                         1994          1993           1992
For the year ended March 31:
Depreciation                           $1,786,000    $1,664,000     $1,450,000
Expenses (not) currently deductible for
tax purposes                           (1,437,000)   (1,424,000)      (724,000)
Other                                     104,000      (369,000)      (295,000)
                                       $  453,000    $ (129,000)    $  431,000

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

  Total income tax expense for the fiscal years ended March 31, 1994, 1993 and 1992 was 16.2%, 20.8% and 16.3%, respectively, of income before income taxes as compared to the U.S. statutory income tax rate of 35.0%, 34.0% and 34.0% respectively. The principal differences between the U.S. statutory and effective income tax rates were as follows:

                                     Percent of Income Before Income Taxes
For the year ended March 31:            1994         1993          1992
U.S. statutory income tax rate          35.0%        34.0%         34.0%
Tax exempt state and municipal
bond income                             (5.8)        (3.4)         (4.3)
Irish operating income taxed at
lower rate                              (8.9)        (6.0)         (5.6)
Reduction in taxes resulting from
Puerto Rico source income subject
to lower tax rate                       (3.1)        (4.4)         (6.0)
Other, net                              (1.0)          .6          (1.8)
                                        16.2%        20.8%         16.3%

  The Company's subsidiaries in Puerto Rico have agreements which commenced in fiscal 1988 and expire in 2002, which provide for a 90% exemption from income taxes on operating income. The Company's subsidiary in Ireland had a 10% tax rate on export sales. The Company had not accrued U.S. federal income taxes on cumulative undistributed earnings of foreign subsidiaries of $161,031,000 as of March 31, 1994, since the majority of such earnings are expected to be permanently reinvested abroad. Where it is the intention to remit earnings, the related U.S. income taxes on these earnings, after giving effect to available tax credits, would not be material.

  Deferred tax assets and liabilities consisted of the following*:

                                              March 31, 1994
Deferred tax assets:
Coupon accrual, sales discounts,
and workers compensation                       $ 3,826,000
Employee benefits                                3,945,000
Accrual on vacation                              1,062,000
Deferred compensation                            3,237,000
Other                                            1,580,000
                                                13,650,000
Deferred tax liabilities:
Property, plant and equipment                   14,516,000
Other                                            2,173,000
                                                16,689,000

  * Recoverable income taxes, reflected in the balance sheet in Other Current Assets, include current deferred tax assets of $9,065,000, reduced by current deferred tax liabilities of $680,000. The remaining deferred tax liabilities, net of deferred tax assets, were reflected in the balance sheet as deferred income taxes.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Note 7. Retirement and Deferred Compensation Plans:

  The Company and its subsidiaries have several pension plans covering substantially all domestic employees and certain employees in foreign countries. The Company makes annual contributions to the plan equal to the amounts allowable under the Internal Revenue Service maximum full funding limitation. The domestic plan benefits are primarily based upon the employee's compensation during the sixty highest consecutive months of the last 120 months of employment and the number of years of service. Net pension expense includes the following components.

                                          1994          1993          1992
Service cost                           $4,151,000    $4,492,000    $4,000,000
Interest cost on projected benefit
obligation                              3,776,000     3,662,000     3,246,000
Actual return on plan assets           (5,106,000)   (5,935,000)   (8,277,000)
Net amortization and deferral            (616,000)      698,000     3,668,000
  Net periodic pension cost            $2,205,000    $2,917,000    $2,637,000

  The following table sets forth the present value of benefit obligations and funded status for the Company's foreign and domestic plans:

                                                           1994                    1993
Actuarial present value of benefit obligations,
including vested benefits of $33,941,000 in 1994
and $28,962,000 in 1993                                        $34,945,000              $29,793,000
Projected benefit obligations                                   47,733,000               45,238,000
Plan assets at fair value (primarily invested in
stocks, bonds and government obligations)          $67,754,000              $64,239,000
Add: Unrecognized prior service cost                 1,686,000                1,905,000
Less: Unrecognized, net gain on asset               21,136,000               22,324,000
Unamortized transition asset established as of
February 28,1985                                     4,462,000  43,842,000    5,161,000  38,659,000
Net pension liability (1)                                      $ 3,891,000              $ 6,579,000

(1) The Company's Consolidated Balance Sheets at March 31, 1994 and 1993 include a pension liability which approximates the above net pension liability.

  The expected long-term rate of return on plan assets was 8% for 1994 and 1993. The weighted average discount rate was 8% for 1994 and 1993. The rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations was 6.0% for 1994 and 1993.

  The domestic plans are fully funded. Plan assets consist primarily of government bonds, corporate bonds and common stocks. The Company's foreign subsidiaries have plans under which funds are deposited with trustees or annuities are purchased.

  The Company has a Special Stock Unit Plan (the "Plan") whereby selected participants receive the right to deferred compensation based on the growth in the Company's average earnings per share, as defined in the Plan, and the value of the awards is adjusted to reflect the dilutive effect of stock dividends. Charges under the Plan for the years ended March 31, 1994, 1993 and 1992 were $718,000, $2,478,000 and $2,342,000, respectively.

  The Company has employment contracts with four executives of the Company. These contracts specify the payment of benefits to the individual or beneficiary upon the termination of their employment or death. Deferred compensation payable included $2,508,000 at March 31, 1994 and $2,079,000 at March 31, 1993, respectively. Such amounts represent the actuarially determined present value of the vested benefits.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

  In addition to providing pension benefits, the Company provides certain retiree health care benefits for substantially all non-union employees (excluding Puerto Rico) who reach retirement age while working for the Company. Health care benefits are provided by Travelers Insurance Company. The Company reserves the right to change or discontinue these benefits, in whole or in part at any time.

  Effective April 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS No. 106), "Employers Accounting for Postretirement Benefits Other Than Pensions." This standard requires that the estimated cost of these benefits, which are for health care, be accrued during the employee's active working career. Prior to the adoption of SFAS 106, these costs were recognized when benefits were paid. The Company has elected to amortize the unfunded obligation existing at April 1, 1993 (transition obligation) over a period of 20 years.

The postretirement benefit liability as of March 31, 1994 is as follows:

                                                   1994

Retirees                                        $3,661,000
Fully eligible active plan participants            808,000
Other active plan participants                   3,289,000
  Total accumulated postretirement
  benefit obligation                            $7,758,000
Less: Plan asset at fair value and accruals              -
  Unrecognized net loss from past experience
  different from that assumed and from
  changes in assumptions                          1,240,000
  Unrecognized transition obligation              5,542,000
  Accrued postretirement benefit cost
  recognized in the Balance Sheet                $  976,000

  The costs of providing postretirement benefits for the period April 1, 1993 to March 31, 1994 includes the following:
                                                   1994

Service cost benefits attributed to
service during the period                        $  226,000
Interest cost on the accumulated
postretirement benefit obligation                   494,000
Estimated return on plan assets                           -
Amortization of transition obligation               292,000
  Net periodic postretirement benefit cost       $1,012,000

  The accumulated postretirement benefit obligation was determined by application of terms of the medical plan together with relevant actuarial assumptions and a health-care cost trend rate of 11% in 1994 decreasing gradually to 7.7% in 2005 and eventually to 6.1% in 2050 and thereafter. These costs also reflect the implementation of a $2,000 per year cost cap and contribution schedule of 0% to 75% of cost based on years of service at retirement for new retirements after October 1, 1993. The effect of a 1% annual increase in the assumed cost trend rates would have a minimal effect due to the cost cap. The increase in the accumulated postretirement benefit obligation would be approximately $655,000 and the aggregate of the service and interest cost components of net postretirement health care cost for 1994 would be approximately $55,000.

  Measurement of the accumulated postretirement benefit obligation was based on an 8.0% assumed discount rate.

  In November, 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. These benefits include salary continuation, disability benefits severance pay and continuation of health care benefits. The Company must implement SFAS No. 112 in fiscal 1995. Management anticipates that the adoption of SFAS 112 will not have a significant effect on net income.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

Note 8.  Shareholders' Equity:

  The two classes of Company's Common Stock are identical in all respects except that (a) all voting rights are held by the owners of Class B Common Stock and (b) holders of Class A Common Stock are entitled to receive dividends, when, as and if declared by the Board of Directors whether or not dividends are declared in respect of the Class B Common Stock, but in the event of the declaration of a dividend in respect of the Class B Common Stock, a dividend of at least the same amount must be declared in respect of the Class A Common Stock. The Company's Certificate of Incorporation provides that upon an affirmative vote of the holders of two-thirds of the outstanding Class B Common Stock, all shares of Class A Common Stock will be converted into Class B Common Stock. The conversion terms are one share of Class A Common Stock for one share of Class B Common Stock subject to certain antidilutive or other capital reorganization provisions.

  On October 26, 1993, the Company declared an increased cash dividend of $.26 on the Class A Common Stock and a Class A Common Stock dividend of 3% on both the Class A and Class B Common Stock payable on January 3, 1994 to shareholders of record as of December 1, 1993.

  On October 27, 1992, the Company declared an increased cash dividend of $.25 on the Class A Common Stock and a Class A Common Stock dividend of 3% on both the Class A and Class B Common Stock payable on January 4, 1993 to shareholders of record as of December 1, 1992.

  On October 29, 1991, the Company declared an increased cash dividend of $.225 on the Class A Common Stock and a Class A Common Stock dividend of 3% on both the Class A and Class B Common Stock payable on January 2, 1992 to shareholders of record as of December 2, 1991.

  Net income per share of common stock has been restated to reflect the current and prior year's stock dividend.

  Changes in Class A Common Stock, Class B Common Stock and capital in excess of par value during fiscal 1994, 1993 and 1992 were as follows:
                                         CLASS A            CLASS B
                                      COMMON STOCK        COMMON STOCK          Capital in Excess
                                        Issued                    Issued           of Par Value
                                  Shares      Amount        Shares      Amount
Balance, March 31, 1991        10,125,551   $1,013,000    7,704,400    $770,000    $ 96,712,000
3% Stock Dividend                 535,209   $   53,000                             $ 30,182,000
Savings Incentive Plan (1)         12,495        1,000                                  702,000
Balance, March 31, 1992        10,673,255   $1,067,000    7,704,400    $770,000    $127,596,000
3% Stock Dividend                 551,632   $   55,000                             $ 25,596,000
Savings Incentive Plan (1)         16,490        2,000                                  804,000
Balance, March 31, 1993        11,241,377   $1,124,000    7,704,400    $770,000    $153,996,000
3% Stock Dividend                 569,080   $   57,000                             $ 18,296,000
Savings Incentive Plan (1)         36,844        4,000                                1,344,000
Repurchase of Shares               (7,800)      (1,000)                                (264,000)
Balance, March 31, 1994        11,839,501   $1,184,000    7,704,400    $770,000    $173,372,000

(1) The Company has a voluntary savings incentive plan for eligible domestic employees. Company contributions to this 401(K) plan are made in the form of the Company's Class A Common Stock.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

Note 9.  Legal Matters:

  The Company is involved in various routine litigation incidental to its business. While the significance of these matters cannot be fully assessed at this time, management, on advice of counsel, does not believe that any liability that may arise from these proceedings will have a material adverse impact on the Company's consolidated financial position.

Note 10.  Product Segments:

  The Company develops, manufactures and sells products classified into three segments. The dental segment includes products used for cleansing and retention of dentures, toothpastes, toothbrushes and other products for general dental care. The consumer product segment consists of a variety of over-the-counter products including medicated shampoos, headache powders, sleep-aid tablets and household cleaning products. The ethical pharmaceutical segment includes items promoted to the medical profession; gastroenterological products, digestant tablets, dermatologicals, as well as medications for the treatment of high blood pressure and angina.

  The following table presents information concerning the Company's operations by product segment and geographic area for the years ended March
31, 1994, 1993 and 1992.
                                                1994        1993        1992
                                                        (in thousands)
PRODUCT SEGMENTS
Net Sales:
Dental                                        $393,613    $401,161    $367,655
Consumer Products                              133,833     136,844     117,456
Ethical Pharmaceutical                          85,837      86,821      77,821
Consolidated net sales                        $613,283    $624,826    $562,932
Operating Income:
Dental                                        $ 46,177    $ 54,554    $ 48,605
Consumer Products                               18,624      24,401      16,688
Ethical Products                                13,385      14,822      14,589
Total operating income                          78,186      93,777      79,882
General corporate expenses                     (21,072)    (16,064)    (11,428)
Consolidated income before income taxes       $ 57,114    $ 77,713    $ 68,454
Assets:
Dental                                        $325,325    $271,819    $252,717
Consumer Products                              115,496     101,045      86,262
Ethical Pharmaceutical                          57,166      60,200      48,348
Total identifiable assets                      497,987     433,064     387,327
General corporate assets                       273,081     293,433     262,281
Consolidated assets                           $771,068    $726,497    $649,608
Depreciation and Amortization:
Dental                                        $  8,554    $  7,204    $  6,899
Consumer Products                                3,756       2,707       2,236
Ethical Pharmaceutical                           2,229       1,748       1,419
Consolidated depreciation and amortization    $ 14,539    $ 11,659    $ 10,554
Capital Expenditures, Net:
Dental                                        $ 18,836    $ 26,586    $ 21,717
Consumer Products                               13,251      13,754      11,742
Ethical Pharmaceutical                           3,128       5,928       2,743
Consolidated capital expenditures             $ 35,215    $ 46,268    $ 36,202
GEOGRAPHIC AREA
Net Sales:
United States                                 $318,665    $326,431    $303,107
Europe                                         211,539     223,665     194,763
Other                                           83,079      74,730      65,062
Consolidated net sales                        $613,283    $624,826    $562,932
Operating Income:
United States                                 $ 29,963    $ 49,830    $ 45,281
Europe                                          31,068      30,555      23,756
Other                                           17,155      13,392      10,845
Total operating income                          78,186      93,777      79,882
General corporate expenses                     (21,072)    (16,064)    (11,428)
Consolidated income before income taxes       $ 57,114    $ 77,713    $ 68,454
Assets:
United States                                 $243,437    $232,999    $192,012
Europe                                         203,767     164,626     146,493
Other                                           50,783      35,439      48,822
Total identifiable assets                      497,987     433,064     387,327
General corporate assets                       273,081     293,433     262,281
Consolidated assets                           $771,068    $726,497    $649,608

  General corporate expenses consist of administrative expenses, devaluation losses relating to highly inflationary countries and interest less investment income. General corporate assets consist principally of marketable and long-term securities.

QUARTERLY FINANCIAL INFORMATION
(Unaudited)

  The following is a tabulation of quarterly results of operations for the years ended March 31, 1994 and 1993 (in thousands, except per share amounts):
                                                        Fiscal 1994 Quarters
                                          First       Second        Third       Fourth
Net sales                               $150,480     $153,535     $155,644     $153,624
Gross profit                             100,569      101,224      103,183      102,712
Income before income taxes                20,325       13,417 (2)   14,405        8,967 (2)
Net income                                15,650       10,804       10,860       10,538 (3)
Earnings per share of common stock (1)  $    .80     $    .55     $    .54     $    .54

                                                        Fiscal 1993 Quarters
                                          First       Second        Third       Fourth
Net sales                               $153,352     $159,342     $157,311     $154,821
Gross profit                             103,259      105,655      109,082      100,377
Income before income taxes                19,969       19,761       18,613       19,370
Net income                                15,975       15,809       14,890       14,872
Earnings per share of common stock (1)  $    .82     $    .81     $    .76     $    .77

(1)   Restated to reflect the three percent stock dividends (see Note 8).

(2) Income before income tax reflects increased second and fourth quarter advertising and promotional expenses.

(3) Net income reflects the effect of a reduction in the effective income tax rate from 22.5% through the third quarter to 16.2% for the year.
      The reduction occurred from a combination of factors including lower than expected foreign exchange losses and higher research and development tax credits.

Item  9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure.

      Not applicable.

                               PART III

Item 10.   Directors and Executive Officers of the Registrant:

  (a)  Directors of the Registrant

      The following is a list of each director of the Company, the date their present terms of office will expire and all other positions presently held with the Company:

                                   Date Term    Other Positions Held
       Name              Age        Expires     (or principal occupation)

 Leonard Block           82          6/95     Senior Chairman of the Board*
 James A. Block          57          6/95     Chairman of the Board*
 Thomas R. Block         49          6/95     President and Treasurer* **
 Donald H. LeSieur       58          6/95     Executive Vice President, U.S.
 Michael C. Alfano,      46          6/95     Senior Vice President, Director of
 D.M.D., Ph.D.                                Research and Technology
 Alfred E. Brown, Ph.D.  77          6/95     Director of Scientific Affairs**
                                              Celanese Corporation (Retired)
 Peggy Danziger          54          6/95     Private Investor
 William T. Golden       84          6/95     Corporate Director and Trustee**
 Melvin Kopp             64          6/95     Senior Vice President and Chief
                                              Financial Officer
 John E. Peters          52          6/95     Senior Vice President, General
                                              Counsel and Secretary
 Peter J. Repetti        76          6/95     Member, Fulbright & Jaworski
                                              L.L.P. (Retired)
 Susan B. Stearns        49          6/95     Private Investor

 * Member of the Executive Committee
** Member of the Audit Committee

                               PART III

   (a) Directors of the Registrant (Continued)

   The following family relationships exist among the Directors of the
Company: Leonard Block is the father of Thomas R. Block and Peggy Danziger, and is the uncle of James A. Block and Susan B. Stearns, who are brother and sister. Thomas R. Block and Peggy Danziger are brother and sister and are first cousins of James A. Block and Susan B. Stearns.

   Each director of the Company has been employed by the Company for the past five years except for (i) Susan B. Stearns who is a private investor,
(ii) William T. Golden who is a director and trustee of various organizations, (iii) Alfred E. Brown, Ph.D., formerly Director, Scientific Affairs, Celanese Corporation, now retired, (iv) Peter J. Repetti who is an attorney and a retired member of the New York law firm of Fulbright & Jaworski L.L.P., and (v) Peggy Danziger who is a private investor.

   All Directors have served as Directors for a period in excess of five
(5) years.

   None of the Directors serve on the Board of Directors of any other public corporation, except for (1) William T. Golden who serves on the Board of Directors of the following corporations: General American Investors Company, Inc. and Verde Exploration Ltd.; and (2) Peter J. Repetti who serves on the Board of Directors of Pulitzer Publishing Company.

   On October 31, 1977, Leonard Block and James A. Block executed a document setting forth their mutual intent concerning the representation of the Melvin Block family group and the Leonard Block family group on the Board of Directors of the Company. Melvin Block (deceased) is the father of James A. Block and brother of Leonard Block. They stated their intention as shareholders and not as directors to maintain equal representation of the Melvin Block family group and the Leonard Block family group on the Board of Directors. They further stated their awareness that the sentiments expressed in the letter did not constitute a binding agreement between them and that all actions taken in the future by them in whatever capacity to elect directors must and would be those which, in their judgment, would be in the best interest of the Company. At present, the Melvin Block family group has three (3) representatives on the Board of Directors: James A. Block, Susan B. Stearns, and Peter J. Repetti (attorney); and the Leonard Block family group has three (3) representatives on the Board of Directors: Leonard Block, Thomas Block, and Peggy Danziger.

   (b) Executive Officers of the Registrant

   The following is a list of each executive officer of the Company, the date his present term of office will expire, and all other positions presently held with the Company:


                               PART III

Item 10. Directors and Executive Officers of the Registrant: (Continued)
                                    Date
                          Date of   Term
     Name           Age Appointment Expires         Positions

 Leonard Block       82    10/88    6/95    Senior Chairman of the Board*
 James A. Block      57    10/88    6/95    Chairman of the Board*
 Thomas R. Block     49    10/88    6/95    President and Treasurer*
 Donald H. LeSieur   58    10/88    6/95    Executive Vice President, U.S.* ***
 Michael C. Alfano   46     5/87    6/95    Senior Vice President, Director of
 D.M.D., Ph.D.                              Research and Technology ** ***
 Melvin Kopp         64    10/72    6/95    Senior Vice President and Chief
                                            Financial Officer ** ***
 Peter C. Mann       52    11/79    6/95    Senior Vice President, Group Vice
                                            Pres., U.S. Consumer Mktg ** ***
 John E. Peters      52    12/78    6/95    Senior Vice Pres., General Counsel
                                            and Secretary ** ***
 Gilbert Seymann     55     5/84    6/95    Sr.Vice Pres., Operations ** ***
   Leonard Block is Senior Chairman of the Board of Directors, a Member of the Executive Committee and the Office of the Chief Executive.

   James A. Block is Chairman of the Board, a Member of the Executive Committee, the Office of the Chief Executive, and is directly responsible for all research, development and corporate quality.

   Thomas R. Block is President and Treasurer of the Company, a Member of the Executive Committee, the Office of the Chief Executive, is President of the International Division, and directly responsible for all operations, including manufacturing and engineering.

   Donald H. LeSieur is Executive Vice President, U.S., a Member of the Office of the Chief Executive, and has responsibility for all U.S. sales, marketing and corporate development.

  * Member - Office of the Chief Executive
 ** Consultant - Office of the Chief Executive
*** Covered under the Change in Control Agreement described in Item 13.

                               PART III

   Michael C. Alfano, D.M.D., Ph.D., Senior Vice President - Director Research and Technology, is responsible for all research, development and quality assurance activities of the Company.

   Melvin Kopp, Senior Vice President, is the Chief Financial Officer of the Company.

   Peter C. Mann, Senior Vice President, Group Vice President, U.S. Consumer Marketing, is responsible for all domestic marketing and sales (except Reed & Carnrick) and corporate development.

   John E. Peters, Senior Vice President, General Counsel and Secretary, is the Chief Legal Officer of the Company.

   Gilbert Seymann, Senior Vice President - Operations, is responsible for domestic manufacturing and corporate engineering.

   All executive officers of the Company have been employed by the Company in the same capacities for at least the last five years.

   No family relationships exist between the executive officers of the Company, except as noted above between the Directors who are also executive officers.

Item 11. Executive Compensation

                                                                ----------Long Term Compensation---------
                                    ----Annual Compensation---  ------Awards------   Payouts
                                                      Other     Restricted
                                                      Annual      Stock     Options   LTIP     All Other
  Name and Principal       Fiscal   Salary   Bonus    Compen-    Award(s)    /SARs   Payouts  Compensation
     Position               Year       $       $     sation ($)    ($)        ($)      ($)        ($)
Leonard Block (1)           1994    340,832  79,000       *         *          *        *        34,504
 Senior Chairman of the     1993    338,127  83,900                                              33,589
 Board                      1992    324,602  86,727                                              32,328
James A. Block (2)          1994    316,219  90,600       *         *          *        *         9,011
 Chairman of the Board      1993    303,059  78,500                                               8,056
                            1992    289,455  86,927                                               5,716
Thomas R. Block (3)         1994    316,219  93,500       *         *          *        *         5,832
 President and Treasurer    1993    303,059  85,100                                               4,690
                            1992    289,455  87,227                                               4,251
Donald H. LeSieur (4)       1994    329,148 110,100       *         *          *      151,289     9,011
 Executive Vice President,  1993    313,339 102,300                                   157,825     8,056
 US                         1992    296,771 102,927                                   221,724     7,312
Peter C. Mann               1994    248,625  65,600       *         *          *            -     6,164
 Senior VP, Group Vice      1993    235,917  60,600                                   338,395     5,313
 Pres., US Cons. Mktg.      1992    223,826  61,500                                    33,496     3,861

  * None to be reported

(1) On January 1, 1981, the Company entered into an Employment Agreement with Leonard Block, which runs through April 30, 1997. The agreement provides for a minimum annual base salary of $209,242.00, which will be adjusted in accordance with certain economic factors. Mr. Block may, for a period not to exceed twenty years, elect to perform his services on a reduced basis at a reduced level of compensation. The agreement provides for payment of an amount (based upon an average of Mr. Block's salary for the three years in which the highest salary was paid) to certain designated beneficiaries for a period not to exceed twenty years. Leonard Block has been employed by the Company since 1933.

(2) On September 1, 1984, the Company entered into an Employment Agreement with James A. Block, which runs through April 30, 1997. The agreement provides for a minimum annual base salary of $164,792.00, which will be adjusted in accordance with certain economic factors. The terms of this employment agreement are substantially identical to the above described employment agreement with Leonard Block. James A. Block has been employed by the Company since 1959.

(3) On May 1, 1987, the Company entered into an Employment Agreement with Thomas R. Block, which runs through April 30, 1997. Pursuant to the agreement, Thomas R. Block's annual base salary is to be no less than $234,451.00, which will be adjusted in accordance with certain economic factors. The terms of this employment agreement are substantially identical to the above described employment agreement with Leonard Block. Thomas R. Block has been employed by the Company since 1968.

(4) On September 1, 1984, the Company entered into an Employment Agreement with Donald H. LeSieur for a one (1) year period renewable for three (3) consecutive five (5) year terms. Mr. LeSieur's annual base salary is to be no less than $164,600.00, which will be adjusted in accordance with certain economic factors. Mr. LeSieur will receive deferred compensation equal to one-third of his average annual salary for three (3) years prior to his termination, which compensation vests at the rate of one and one-quarter percent per quarter, except that such compensation will become one-hundred percent vested if termination occurs due to death or disability. Such payments shall continue for a period of 13 1/2 years. Should termination occur by Company action other than for cause, a further payment equal to one-half his annual salary as of the date of termination for a maximum of five (5) years or until his 65th birthday, whichever first occurs. Donald
H. LeSieur has been employed by the Company since 1973.

   During calendar year 1993, the director's annual fee was $8,000 and was increased to $8,500 for calendar year 1994. Executive officers who are directors receive no director's, audit committee or attendance fees.
During calendar year 1993, four directors each received attendance fees of $750 per meeting. The fee of $750 per meeting remains unchanged for calendar year 1994. The total includes payments of $8,125 made to each of five directors, including three payments to each of such directors of $2,000 in calendar year 1993 and one payment of $2,125 during the first quarter of calendar year 1994. This total further includes an aggregate of $11,250 paid to four directors as director's attendance fees and an aggregate of $6,100 paid to two directors as audit committee member fees.

   A. The Company maintains defined benefit pension plans under which annual costs are actuarially computed based on the overall assets in these plans and the actuary's estimates of the present value of overall benefits. The following table sets forth benefits that will be received under these plans based on the participants' final average compensation and years of service:

                           1994 Table of
                   Annual Pension Benefits by Final
            Average Compensation and Service Classifications

Final Average                 Years of Service at Age 65
Compensation          10            20           30           40
$ 50,000         $ 5,473.20    $10,946.40   $16,419.60   $23,244.00
 100,000          12,935.40     25,870.80    38,806.20    53,118.00
 150,000          20,435.40     40,870.80    61,306.20    83,118.00
 200,000          27,935.40     55,870.80    83,806.20   113,118.00*
 250,000          35,435.40     70,870.80   106,306.20   118,800.00*
 300,000          42,935.40     85,870.80   118,800.00*  118,800.00*
 350,000          50,435.40    100,870.80   118,800.00*  118,800.00*

* Maximum permissible benefit under IRC Sec. 415, effective January 1, 1994.

   B. The Company's domestic pension expense for the fiscal years ended March 31, 1994 and 1993 was $926,559 and $1,809,693, respectively. The plans are in a fully funded status, and accordingly, the Company's financial statements reflect no domestic pension funding contribution for the fiscal year ended March 31, 1994.

   C. The remuneration covered by these plans is the total regular salary excluding any bonuses, overtime or other special compensation.

   D. Benefits payable from these plans are based on the Final Average Compensation for the 60 highest consecutive months of the last 120 months of employment, the years of service as a member of these plans and the primary Federal Social Security Benefit.

   E. With respect to the figures of the table on page 33, the accrual of pension benefits is estimated using only the individual's base salary. The base salaries used for the estimation of pension benefits for the individuals listed in the table are: James A. Block ($313,118.31); Thomas
R. Block ($313,118.31); Donald H. LeSieur ($313,968.42); and Peter C. Mann ($246,416.74).

   F. Leonard Block reached age 65 in December, 1976. In accordance with the terms of this plan he elected to receive a lump sum benefit. The actuarial equivalent of his pension at that time as adjusted through December 31, 1980 was segregated into a separate account. No additional benefits have accrued for Leonard Block since December 31, 1980. Upon retirement or death the balance in the segregated account will be distributed to him or his designated beneficiaries subject to limitations set forth in the provisions of Section 415 of the Internal Revenue Code.

   G. As of March 31, 1994, the above five (5) employees had the following credited years of service in these plans: Leonard Block, 45 years; James
A. Block, 32 years; Thomas R. Block, 24 years; Donald H. LeSieur, 20 years; and Peter C. Mann, 21 years.

                    Special Stock Unit Plan

  This plan is intended to provide greater motivation and incentive for those eligible employees of the Company and its Subsidiaries who are making and can continue to make significant contributions to the success of the business, to attract and to retain employees of outstanding caliber and competence and to enhance the identity of interests between the shareholders of the Company and the employees who are participants in this plan.

  The purpose of the plan is to provide supplemental income, at intervals specified in the plan, to participants during their employment and to provide deferred compensation, which is considered as qualified retirement benefits, to participants upon their retirement.

  Under this plan, units (the value of which is based on a formula, the key component of which is a multiple of earnings per share of Class A Common Stock) may be awarded from time to time to employees by the Committee administering this plan. The participant (or beneficiary in the case of death) will be entitled to receive, subject to certain conditions, an amount reflecting the maximum appreciation in value of such units (as determined under this plan) between the date of the award and the dates provided in this plan for valuing units. As of March 31, 1994, the units were valued at $91.90.

  The total number of units which may be credited to all participants in this plan at any one time, exclusive of units awarded to former employees, cannot exceed five percent of the total number of the then outstanding shares of all classes of Common Stock.

  As of March 31, 1994, a total of 280,616 units had been awarded having an average value of $79.94 per unit. Of those 280,616 units, 55,972 units at an average value of $92.04 per unit were awarded during the past fiscal year. During fiscal year 1994, the following units were awarded to executives: 2,267 units at $90.90 per unit to Donald H. LeSieur and 2,271 units at $93.00 per unit to Peter C. Mann.

  During the year ended March 31, 1994, $1,352,030 was paid in lump sum payments to the participants in the Special Stock Unit plan.

               Long-Term Incentive Plans - Awards In Last Fiscal Year
                                                        Estimated Future Payouts Under Non-
                                                            Stock Price-Based Plans

                                     Performance or
                   No. of Shares      Other Period           *         **
                   Units or Other    Until Maturity      Threshold   Target   Maximum
      Name             Rights          or Payout            ($)        ($)      ($)
Donald H. LeSieur      2,267             5 Years           1,240     122,000     -
Peter C. Mann          2,271             5 Years             182     125,000     -

 * Minimum value as of March 31, 1994
** Projected value at maturity, based on assumed 10% annual compounded
   Earnings Per Share increase over the five-year period from inception of the award to maturity.
   Note:  See accompanying description of Plan above.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

  (a) Securities ownership of certain beneficial owners:

      The following table sets forth, as of June 7, 1994, each person who owns of record, or is known by the Company to beneficially own more than 5% of the outstanding Class B Common Stock of the Company, which stock is the only class of voting securities of the Company.


                    Name and Address                 Amount and Nature         Percent
Title of Class    of Beneficial Owner              of Beneficial Ownership     of Class
Class B Common    Leonard Block, Representative         3,852,200 (1)            50%
                  Leonard Block Family Shareholders'
                  Agreement dated April 18, 1991
                  257 Cornelison Avenue
                  Jersey City, N.J. 07302-9988

Class B Common    James A. Block, Trustee               3,852,200 (2)            50%
                  Voting Trust Agreement
                  dated January 11, 1990
                  257 Cornelison Avenue
                  Jersey City, N.J. 07302-9988

      (1) Pursuant to a shareholders' agreement, dated April 18, 1991, Leonard Block has sole voting power with respect to these shares. 385,424, 1,733,388 and 1,733,388 shares, all subject to the shareholders' agreement, are beneficially owned by the Leonard Block Trust, the Thomas Block Trust and the Peggy Danziger Trust, respectively.

      (2) James A. Block has sole voting power with respect to these shares as a result of a voting trust agreement entered into as of January 11, 1990. The voting trust agreement grants the trustee the power to vote the shares which are subject to the agreement. The voting trust agreement is for a 21 year term. James A. Block is a co-trustee of the trusts which are parties to the voting trust agreement and pursuant to these trusts, James A. Block has sole investment power with respect to these shares. James A. Block disclaims beneficial ownership to all 1,926,100 shares held in trust for the benefit of Susan B. Stearns.

  (b) Securities ownership of management:

          The following table sets forth, as of June 7, 1994, the securities ownership of all directors, naming them, and all Directors and Officers of the Company, as a group, without naming them:

Item 12. Securities Ownership of Certain Beneficial Owners and Mgmt. (Cont'd)

                                       BLOCK DRUG COMPANY, INC.
                                    SECURITIES BENEFICIALLY OWNED
                           ----Class A Common Stock Beneficially Owned-----

                           No. Shared      Shared       401-K                      Class B Common
 Name of Beneficial        Investment    Investment      Plan    Percentage       Stock Beneficially
      Owner                  Power          Power      Holdings     Owned                Owned
 Leonard Block             1,031,985       93,984        757         10%          3,852,200 - 50%
 (1) (4) (5)
 James A. Block            2,071,901            -      1,251         18%          3,852,200 - 50%
 (2) (3)
 Thomas Block                 63,544    1,969,885        719         17%                   -
 (1) (4) (5)
 Donald H. LeSieur                 -            -      1,276           -                   -
 Michael C. Alfano                 -            -        949           -                   -
 Alfred E. Brown               1,225            -          -           -                   -
 (6)
 Peggy Danziger               38,330    1,283,928          -         11%                   -
 (1) (4) (5) (8)
 William T. Golden             5,694            -          -           -                   -
 Melvin Kopp                      51            -        954           -                   -
 Peter C. Mann                     6            -      1,077           -                   -
 John E. Peters                    -            -        865           -                   -
 Peter J. Repetti                243            -          -           -                   -
 (7)
 Susan B. Stearns                  -            -          -           -                   -
 (2) (3)

       As of June 7, 1994, all directors and officers as a group owned 56% of the Company's Class A Common Stock. The number of shareholders of Class A Common Stock is 564.

Item 12. Securities Ownership of Certain Beneficial Owners and Mgmt. (Cont'd)

(1) Leonard Block owns 330,245 shares (not including 401-K Plan Holdings);
    is deemed to be the beneficial owner of but disclaims ownership of:
    697,963 shares owned by Adlen Corporation, of which Leonard Block is the sole shareholder; 93,984 shares owned by a trust for the benefit of Adele Block, his wife, of which Leonard Block is a co-trustee (with Thomas Block and Peggy Danziger, his children) and shares investment powers with respect to the shares held by such trusts; 3,777 shares owned by Adele Block, his wife.

(2) James A. Block owns 107 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner of: 158,542 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Peter and Valerie Block, his children) and has sole investment powers with respect to the shares held by such trust; 863,560 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Susan B. Stearns, his sister, and Peter and Valerie Block, his children) and has sole investment powers with respect to the shares held by such trust; 1,049,692 shares owned by two trusts for the benefit of Susan B. Stearns of which James A. Block is the co-trustee (with Susan B. Stearns) and has sole investment powers with respect to the shares held by such trusts. James A. Block disclaims ownership to all 1,049,692 Class A shares and 1,926,100 Class B shares owned by the trusts for the benefit of Susan B. Stearns of which he is a trustee or co-trustee.

(3) James A. Block has sole voting power with respect to the Class B shares as a result of voting trust agreement entered into as of January 11, 1990. The voting trust agreement grants the trustee the power to vote the shares which are subject to the agreement. The voting trust agreement is for a 21 year term. James A. Block is a co-trustee of the trusts which are parties to the voting trust agreement and pursuant to these trusts, James A. Block has sole investment power with respect to the Class B shares. James A. Block disclaims beneficial ownership to all 1,926,100 shares held in trust for the benefit of Susan B. Stearns.

(4) Thomas Block owns 9,336 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner but disclaims ownership of: 20,376 shares owned by Marilyn Friedman, his wife; 33,832 shares held by Marilyn Friedman, as Custodian under the New York State Uniform Gifts to Minors Act for Jonathan Block and Alison Block, the children of Thomas Block; 113,995 shares owned by two trusts for the benefit of Jonathan Block and Alison Block, his children, of which Thomas Block is a co-trustee (with Marilyn Friedman, his wife) and shares investment powers with respect to the shares held by such trusts; 1,702,004 shares owned by a trust for the benefit of Thomas Block of which Thomas Block is a co-trustee (with Adele Block, his mother, and Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trust; 153,886 shares owned by three trusts of which Thomas Block is a co-trustee (with Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trusts; for the purposes of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 39, all 153,886 shares of these three trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger, and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 76,943 shares (representing one-half of the total shares owned by the three trusts) were allocated to Thomas Block and 76,943 shares were allocated to Peggy Danziger. The impact of this treatment of these shares on the percentages reported for Thomas Block and Peggy Danziger is negligible.

Item 12. Securities Ownership of Certain Beneficial Owners and Mgmt. (Cont'd)

      In computing the aggregate number of shares owned by directors and officers as a group, the 153,886 shares owned by these three trusts were counted only once. Thomas Block disclaims ownership of those shares in which he shares investment powers with Peggy Danziger.

  (5) Peggy Danziger owns 38,330 shares; 1,091,999 shares owned by a trust for the benefit of Peggy Danziger of which she is a co-trustee (with Thomas Block, her brother, and Adele Block, her mother) and of which she shares investment powers with respect to the shares held by such trusts; 34,212 shares owned by a trust for the benefit of another with a right of reversion to Peggy Danziger, of which she is a co-trustee and of which she shares investment powers with respect to the shares held by such trust; 153,886 shares owned by three trusts of which Peggy Danziger is a co-trustee (with Thomas Block, her brother) and shares investment powers with respect to the shares held by such trusts; for the purposes of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 39, all 153,886 shares of these three trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger, and as a result have been reported twice; and all 3,831 shares owned by two testamentary trusts of which Richard Danziger, her husband, is a co-trustee with another party having shared investment powers with respect to the shares held by such trusts. In computing the percentage of Class A shares owned by a beneficial owner, 76,943 shares (representing one-half of the total shares owned by the three trusts in which Peggy Danziger is a co-trustee with Thomas Block) were allocated to Thomas Block and 76,943 shares were allocated to Peggy Danziger. The impact of this treatment of these shares on the percentages reported for Thomas Block and Peggy Danziger is negligible. In computing the aggregate number of shares owned by directors and officers as a group, the 153,886 shares owned by these three trusts were counted only once.

      Peggy Danziger disclaims beneficial ownership of one-half of the shares for which she is co-trustee.

  (6) Alfred E. Brown disclaims beneficial ownership to all 1,225 shares owned by his wife.

  (7) Peter J. Repetti disclaims beneficial ownership to 243 shares owned by his wife.

  (8) Peggy Danziger disclaims beneficial ownership to all 3,831 shares of which Richard M. Danziger, her husband is co-trustee with a third party.


Item 13. Certain Relationships and Related Transactions

  On March 1, 1989, Donald H. LeSieur, Executive Vice President, United States, gave a promissory note to the Company in the amount of $200,000 pursuant to an agreement under which two previous loans were consolidated into a single loan evidenced by a single promissory note. Under the terms of the consolidated loan agreement the previous loans were cancelled. On May 26, 1989, Mr. LeSieur received an additional loan in the amount of $20,000 also secured by a promissory note. These loans are collateralized by sums to which Mr. LeSieur is entitled as deferred compensation under the Company's Special Stock Unit Plan or under any other deferred compensation program in which Mr. LeSieur participates and a mortgage on certain real estate owned by Mr. LeSieur and his wife. The principal of each loan is payable on or before June 30, 2007. Interest on the unpaid principal balance accrues at the seven year Treasury Bill rate as published by The New York Times, said interest to be adjusted semi-annually on July 1 and January 1 of each year. Interest only on the unpaid principal balance is due and payable monthly. Principal of the consolidated loan is to be repaid at the rate of $12,000 per annum. Principal of the May 26, 1989 loan is to be repaid at the rate of $1,200 per annum, commencing June 1, 1991. The loan agreement provides for immediate repayment of the unpaid principal balance upon the occurrence of any one of a number of specified events.

  On October 27, 1992, the Company entered into a Consulting Agreement with Melvin Kopp. The term of this agreement commences March 1, 1995 and expires on February 28, 2005. Under this agreement, after his retirement and on a part time basis, Mr. Kopp will continue to provide the Company with his services for a minimum of sixty days annually. Mr. Kopp's compensation for each day of service as a Consultant, will be equivalent to the daily cost to the Company for Mr. Kopp's service as an employee at the time of his retirement. His compensation will be adjusted annually in accordance with the Company's salary administration policy.

  On June 1, 1993, John E. Peters, Senior Vice President, General Counsel and Secretary, gave a Promissory Note to the Company in the amount of $100,000.00 pursuant to an agreement under which the Company loaned $100,000.00 to Mr. Peters. This loan is collateralized by sums to which Mr. Peters is entitled as deferred compensation under the Company's Special Stock Unit Plan and by a mortgage on certain real estate owned by Mr. Peters and his wife. The principal of the loan is payable on or before May 31, 1998. Interest on the unpaid principal balance accrues at the seven year Treasury Bill rate as published in The New York Times, said interest to be adjusted semi-annually on July 1 and January 1 of each year.
Interest only on the unpaid principal balance is due and payable semi-monthly. Principal is to be repaid at the rate of $5,000.00 per annum, which is to be deducted from sums to which Mr. Peters is entitled under the Company's Executive Incentive Plan. The loan agreement provides for immediate repayment of the unpaid principal balance upon the occurrence of any one of a number of specified events.

  On January 26, 1994, the Company entered into an agreement with Peter Mann, Senior Vice President and Group Vice President, U.S. Consumer Marketing, under which the minimum value of the 1991 special stock unit award to Mr. Mann, and only the 1991 special stock unit award, under the Company's Special Stock Unit Plan would, subject to the vesting rules under the Plan, be guaranteed to be no less than $83.30 per special stock unit. Change in Control Agreement

  Certain key executives have entered into a Change-In-Control Agreement
(CIC) with the Company to assure continuity in management in the event the Block family divests itself of more than fifty percent (50%) of the Company's voting stock.

  The Agreement expires December 31, 1995, or upon the covered Executive's sixty-fifth (65) birthday, but provides for automatic extensions which effectively create a continuing rolling five year term. The Agreement also provides for an automatic three (3) year extension. The Agreement defines the formula by which a covered Executive's severance, compensation and benefits will be calculated and paid in the event Executive's employment is either: terminated within one year of the change in control; if circumstances of Executive's employment are changed within three (3) years of the change in control; or if the Executive's employment is terminated 180 days prior to the execution of an agreement which, if concluded, will activate the CIC.

Compensation Committee Interlocks and Insider Participation

  The Company does not have a Compensation and Benefits Committee which determines the compensation of its Executive Officers. The Company utilizes the services of independent expert compensation consultants to evaluate the total compensation of the Company's Executive Officers. The consultants' recommendations are submitted to the members of Office of the Chief Executive for consideration. During fiscal year 1994, Leonard Block, James A. Block, Thomas R. Block and Donald H. LeSieur were members of the Office of the Chief Executive.

                            PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as a part of this report:

     1. Financial Statements and Supplementary Data:

        Report of Independent Accountants

        Consolidated Balance Sheets - March 3l, 1994 and 1993,

        Consolidated Statements of Income and Retained Earnings for the Years ended March 3l, 1994, 1993 and 1992,

        Consolidated Statements of Cash Flows for the Years ended March 3l, 1994, 1993 and 1992,

        Notes to Consolidated Financial Statements

        Supplementary Data:

           Selected quarterly data for the two years ended March 3l, 1994.

     2. Additional Financial Statement Data:

        Supplemental Auditors' Reports

     3. Financial Statement Schedules:  I, II, V, VI, VIII, IX, X

  Schedules other than those listed above are omitted because they are not required or not applicable.

     4. Exhibits:  The Exhibits Index is on page 58.

  (b) Reports on Form 8-K.

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

To the Board of Directors of
STAFFORD-MILLER CONTINENTAL N.V.
Nijverheidsstraat 9

2260  OEVEL-WESTERLO


Dear Sirs,

We have audited the accompanying balance sheets of Stafford-Miller Continental N.V. as of December 31, 1993 and 1992, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Stafford-Miller Continental N.V. at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 12 to the financial statements, the Company changed its method for accounting for inventories of samples in 1991.

Ernst & Young

March 16, 1994

                 REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Stafford-Miller Nederland B.V.

We have audited the accompanying balance sheets of Stafford-Miller Nederland B.V. at December 31, 1993 and 1992, and the statements of income and retained earnings and cash flows for the years 1993, 1992 and 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company is a wholly-owned subsidiary of Block Drug Company, Inc. and has material transactions with affiliated companies. The terms and conditions of these transactions are reflected in the accompanying financial statements on a basis determined by the affiliated group.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Stafford-Miller Nederland B.V. at December 31, 1993 and 1992, and the results of its operations and its cash flows for the years 1993, 1992 and 1991 in conformity with accounting principles generally accepted in the United States of America.



Moret Ernst & Young Accountants

February 8, 1994

                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Stafford-Miller S.r.l.

We have audited the accompanying balance sheets of Stafford Miller S.r.l.
as of December 31, 1993 and 1992 and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stafford Miller S.r.l. at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                   Reconta Ernst & Young


February 21, 1994

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Block Drug Co. (Philippines) Inc.

We have examined the balance sheets of Block Drug Co. (Philippines) Inc. (a wholly owned subsidiary of Block Drug Company, Inc. a U.S. company) as at December 31, 1993 and 1992, and the related statements of income and retained earnings and cash flows for the years then ended. Our examinations were made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.

In our opinion, the financial statements referred to above present fairly the financial position of Block Drug Co. (Philippines) Inc. as at December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles applied on a consistent basis.


                                   Sycip, Gorres,Velayo & Co.
                                   PTR No. 5148781
                                   January 19, 1994
                                   Makati, Metro Manila


January 25, 1994

                 REPORT OF INDEPENDENT AUDITORS

The Management
Block Drug Company, Inc.

Ratingen Branch

We have audited the accompanying balance sheets of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1994 and 1993 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended March 31, 1994. These financial statements are the responsibility of the Branch's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1994, in conformity with accounting principles generally accepted in the United States of America and those in the Federal Republic of Germany.

Our audits have been made primarily for the purpose of expressing an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (pages 1 to 16) is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                   Ernst & Young GmbH
                                   Wirtschaftsprufungsgesellschaft

                                   Karl G. Reifert Reinhard Beyer
                                         CPA       Wirtschaftsprufer
Dusseldorf
April 18, 1994

                 REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Laboratoires Stafford-Miller, S.A.R.L.

We have audited the accompanying balance sheets of Laboratoires Stafford-Miller, S.A.R.L. (the Company) at December 31, 1993 and 1992 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laboratoires Stafford-Miller, S.A.R.L. at December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with accounting principles generally accepted in the United States of America.

Our audits have been made primarily for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in our audits of the basic financial statements mentioned above and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


ERNST & YOUNG Entrepreneurs
 Departement d'HSP - CJ



   Henry Seydoux

February 7, 1994

                                                       Schedule I

           BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

       Marketable Securities - Other Security Investments

                       at March 31, 1994


                         Number of      Amount at       Value based on
                         shares or      which carried   current market
Name of Issuer and       units -        in balance      quotations at
Title of Issue           principal      sheet (at       balance sheet
                         amount of      amortized       date
                         bonds and      cost) (in       (in thousands)
                         notes (in      thousands)
                         thousands)
MARKETABLE SECURITIES:

Bank Time Deposits                         $1,830          $1,830

Govt. of Canada                             1,613           1,613
Treasury Bills
                                           15,895          15,895
Money Market Accounts
Total Marketable Securities               $19,338         $19,338
Securities

LONG-TERM SECURITIES:

U.S. Gov't. and Agency
Obligations                50,950         $49,580         $51,471

Corporate Obligations      10,000           7,716           8,128

State and Agency
Obligations                97,120          99,330         100,653

Municipal Obligations     118,215         118,948         121,349

Total Long-Term
Securities                               $275,574        $281,601

Total Long-Term and
Marketable Securities                    $294,912        $300,939

                                                                  Schedule II

                BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

        Amounts Receivable From Related Parties and Underwriters,
           Promoters, and Employees Other Than Related Parties

                          Balance at
                         Beginning of                               --Balance at End of Period--
Name of Debtor    Year      Period      Additions   Deductions         Current      Non-Current
D. LeSieur        1992    $220,000          -        $13,200           $13,200       $193,600
D. LeSieur        1993    $206,800          -        $13,200           $13,200       $180,400
D. LeSieur        1994    $193,600                   $13,200           $13,200       $167,200
J. Peters         1994                  $100,000         -              $5,000        $95,000

The principal of Mr. LeSieur's loans is due on or before June 30, 2007 and is to be repaid at the aggregate rate of $13,200 per annum. Interest on the unpaid principal is payable monthly and is adjusted semi-annually to reflect the seven year Treasury Bill rate as published by The New York Times.

The principal of Mr. Peters' loan is payable on or before May 31, 1998 at the rate of $5,000 per annum. Interest on the unpaid principal balance is payable semi-monthly and is adjusted semi-annually to reflect the seven year Treasury Bill rate as published by The New York Times.

These loans are collateralized by sums to which Mr. LeSieur and Mr. Peters are entitled as deferred compensation under the Company's Special Stock Unit Plan or under any other deferred compensation program in which they participate and mortgages on certain real estate owned by Mr. LeSieur and his wife and real estate owned by Mr. Peters and his wife.

                                                               Schedule V

                 Block Drug Company, Inc. and Subsidiaries
                       Property, Plant and Equipment
                               (in thousands)
                            Opening                               Other       Closing
   Classification           Balance   Additions   Retirements    Changes (A)   Balance

- - ---------------------------------------1994-------------------------------------------

Land and Improvements      $ 16,863  $ 2,450                     $ (388)      $18,925
Buildings and Improvements  122,312    6,141                      4,007       132,460
Machinery and Equipment      83,829   17,433 (F)     (1,154)        409       100,517
Furniture and Fixtures       28,354    2,310           (100)       (112)       30,452
Construction in Progress      8,443   12,722                    (14,105)        7,060

 Total                     $259,801  $41,056        ($1,254)   $(10,189)     $289,414

- - ---------------------------------------1993------------------------------------------

Land and Improvements      $ 16,270  $ 1,578       $    (71)   $  (914)      $ 16,863
Buildings and Improvements  108,924   20,522 (C)       (446)    (6,688)       122,312
Machinery and Equipment      70,852   19,570 (D)     (2,433)    (4,150)        83,829
Furniture and Fixtures       22,789    6,309         (1,488)       744         28,354
Construction in Progress      9,172   18,192 (E)         (1)   (18,920)         8,443

 Total                     $228,007  $66,171        $(4,449)  $(29,928)      $259,801

- - ---------------------------------------1992------------------------------------------

Land and Improvements      $ 14,008  $ 2,515        $     -   $   (253)      $ 16,270
Buildings and Improvements   95,239   14,322 (B)          -       (637)       108,924
Machinery and Equipment      60,437   11,443           (656)      (372)        70,852
Furniture and Fixtures       17,975    5,130           (270)       (46)        22,789
Construction in Progress      5,277   12,257           (986)    (7,376)         9,172

 Total                     $192,936  $45,667        $(1,912)   $(8,684)      $228,007

NOTES

Depreciation is provided over estimated lives using the straight-line method. The usual lives are 40 years for real property and 12 years for personal property.

(A) Other Changes represents currency translation gains (losses) and transfers from construction in progress.

(B) Purchase of property at Dayton, N.J. for use as a distribution facility, $5,106,000.

(C) Buildings and Improvements include $7,316,000 relating to improvements at the Company's Corporate Headquarters in Jersey City, N.J.

(D) Machinery and Equipment includes $4,908,000 relating to expansion of a product line at the Company's Memphis, Tennessee facility. Also included is $4,706,000 relating to improvements at the Company's distribution facility in Dayton, N.J.

(E) Construction in Progress includes $7,624,000 related to ongoing renovation of the Company's Headquarters facility in Jersey City, N.J. In addition, $4,965,000 relates to renovation of the Company's Dayton, N.J. facility.

(F) Machinery and Equipment includes $5,600,000 and $4,086,000 relating to expansion of product lines and upgrades at the Company's Memphis, Tennessee and Ireland facilities, respectively.

                                                      Schedule VI



                Block Drug Company, Inc. and Subsidiaries
                         Accumulated Depreciation
                              (In thousands)

                            Opening                               Other      Closing
   Classification           Balance    Additions   Retirements    Changes    Balance
                                                                    (A)
- - --------------------------------------1994------------------------------------------

Land Improvements          $    171    $    48           -                   $   219
Buildings and Improvements   24,904      3,814           -         (492)      28,226
Machinery and Equipment      34,397      7,769        (779)      (1,129)      40,258
Furniture and Fixtures       11,078      2,417         (90)        (168)      13,237

 Total                     $ 70,550   $ 14,048      $ (869)     $(1,789)     $81,940

- - --------------------------------------1993------------------------------------------

Land Improvements          $    144   $     48      $    -      $   (21)    $   171
Buildings and Improvements   22,867      3,539        (177)      (1,325)     24,904
Machinery and Equipment      32,401      6,346      (2,170)      (2,180)     34,397
Furniture and Fixtures       10,155      2,181        (926)        (332)     11,078

 Total                      $65,567    $12,114     $(3,273)     $(3,858)    $70,550

- - --------------------------------------1992-----------------------------------------

Land Improvements           $    94    $    50     $     -      $     -     $   144
Buildings and Improvements   19,693      2,961           -          213      22,867
Machinery and Equipment      28,302      4,307        (492)         284      32,401
Furniture and Fixtures        8,566      1,741        (175)          23      10,155

 Total                      $56,655     $9,059     $  (667)     $   520     $65,567

(A)  Other changes represents currency translation gains and (losses).

                                                              Schedule VIII

                BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                    Valuation and Qualifying Accounts
                Years Ended March 31, 1994, 1993 and 1992

                                                  Additions
                                   Balance at    Charged to
     Description                   Beginning     Costs and                Balance at
                                   of Period     Expenses    Deductions  End of Period
1994
Allowances for discounts,
doubtful accounts and returns      $2,815,000  $31,622,000  $31,728,000    $2,709,000

1993
Allowances for discounts,
doubtful accounts and returns      $2,439,000  $28,158,000  $27,782,000    $2,815,000

1992
Allowances for discounts,
doubtful accounts and returns      $2,314,000  $18,816,000  $18,691,000    $2,439,000

                                                                Schedule IX

                BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

                          Short-Term Borrowings

     Short-term notes and bonds payable included in the consolidated balance sheets at March 31, 1994, 1993, and 1992 and the related weighted average interest rates at the end of each fiscal year were as follows:

                            --------1994---------   --------1993---------    ---------1992------
                                            Avg.                     Avg.                   Avg.
                                          Interest                Interest               Interest
                              Amount        Rate       Amount        Rate      Amount       Rate

Notes payable to banks*    $114,983,000     4.4%    $117,908,000     5.4%    $79,983,000    6.8%
                           $114,983,000     4.4%    $117,908,00      5.4%    $79,983,000    6.8%

     The following information relates to aggregate short-term borrowings:
[CAPTION]
                                   ----1994----   ----1993----   ---1992----
1. Maximum amount outstanding at
   any month's end                 $130,544,000   $117,908,000   $79,983,000

2. Average amount outstanding (total
   of month's end outstanding
   divided by 12)                  $120,904,000   $ 93,976,000  $58,406,000

3. Weighted average interest rate
   (actual interest expense on short-
   term debt divided by average short-
   term debt outstanding)                  4.4%           5.4%         6.8%

* Principally comprised of demand notes with various maturities pursuant to uncommitted lines of credit, at the discretion of the lending institutions.

                                                            Schedule X

                BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                Supplementary Income Statement Information

                                       Charges to Costs and Expenses for the
                                              Years Ended March 31,
                                       1994             1993             1992
 Advertising costs, including
 cost of product samples           $181,340,000     $177,667,000     $167,592,000

                            INDEX TO EXHIBITS


     Exhibit No.             Description

         22                  Subsidiaries of Registrant.

                                EXHIBIT 22


                        Subsidiaries of Registrant

     The following list shows the Company and its subsidiaries, all of which (except as indicated) are wholly owned and included in the Consolidated Financial Statements in this report.

                                                             Jurisdiction
     Identification                                        of Incorporation

     Block Drug Company, Inc.                                New Jersey
     Stafford-Miller International, Inc.                     New Jersey
     Reedco, Inc.                                            Delaware
     Dentco, Inc.                                            Delaware
     Block Drug Corporation                                  New Jersey
     Block Drug Company (Canada) Limited                     Ontario, Canada
     Block Drug Company (Philippines), Inc.                  Manila, Philippines
     Block Drug Company (Thailand) Limited                   Thailand
     Block Drug Company (Korea) Limited                      Korea
     Kobayashi-Block Company, Ltd. (a)                       Japan
     Laboratoires Stafford-Miller S.A.R.L. (b)               France
     Stafford Miller Argentina S.A.                          Argentina
     Stafford-Miller (Canada) Inc. (c)                       Ontario, Canada
     Stafford-Miller Chile Limitada                          Santiago, Chile
     Stafford-Miller Continental, NV-SA                      Belgium
     Stafford-Miller de Espana, S.A.                         Spain
     Stafford-Miller de Mexico, S.A. de C.V.                 Mexico
     Stafford-Miller Industria Ltda.                         Brazil
     Stafford-Miller Foreign Sales Corporation               St. Thomas, VI
     Stafford-Miller (Ireland) Limited                       Ireland
     Stafford-Miller Limited                                 Great Britain
     Stafford-Miller Nederland B.V.                          Netherlands
     Stafford-Miller (N.Z.) Limited                          New Zealand
     Stafford-Miller (Portugal) Quimico-Farmaceutica, Lda.   Portugal
     Stafford-Miller RE Limited (d)                          Great Britain
     Stafford-Miller S.r.l.                                  Italy
     Stafford-Miller Sweden Aktiebolag                       Sweden

     (a) 50% owned joint venture with Kobayashi Pharmaceutical Company, Ltd., organized under the laws of Japan, has been accounted for by the equity method.

     (b) Wholly-owned subsidiary of Stafford-Miller Continental, NV-SA.

     (c) Wholly-owned subsidiary of Stafford-Miller (Ireland) Limited.

     (d) Wholly-owned subsidiary of Stafford-Miller (Ireland) Limited.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of June, 1994.

                                                BLOCK DRUG COMPANY, INC.
                                                       (Registrant)


                                BY                    MELVIN KOPP
                                                      Melvin Kopp
                                   Senior Vice Pres. & Chief Financial Officer

   Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of June, 1994.

Principal Executive Officer:

      LEONARD BLOCK
      Leonard Block
      Senior Chairman


Principal Financial and Accounting Officer:

               MELVIN KOPP
               Melvin Kopp
Senior Vice President & Chief Financial Officer

Directors:

       LEONARD N. BLOCK                            JAMES A. BLOCK
       Leonard N. Block                            James A. Block

       THOMAS R. BLOCK                             SUSAN B. STEARNS
       Thomas R. Block                             Susan B. Stearns

       PEGGY DANZIGER                              MELVIN KOPP
       Peggy Danziger                              Melvin Kopp

       DONALD H. LESIEUR                           PETER J. REPETTI
       Donald H. LeSieur                           Peter J. Repetti

       ALFRED E. BROWN                             JOHN E. PETERS
       Alfred E. Brown, Ph.D.                      John E. Peters

       MICHAEL C. ALFANO                           WILLIAM T. GOLDEN
       Michael C. Alfano, D.M.D., Ph.D.            William T. Golden