Form 10-Q
period 1994-06-30
BLOCK DRUG CO INC
filed 1994-08-11
CIK 12654

SECURITIES AND EXCHANGE COMMISSSION

                       WASHINGTON, D.C. 20549

                  _________________________________

                             Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
June 30, 1994


                         BLOCK DRUG COMPANY, INC.
          (Exact name of registrant as specified in its charter)



   New Jersey                                                 22-1375645
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


257 Cornelison Avenue, Jersey City, N.J.                       07302
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (201) 434-3000

  Indicate by check mark whether the registrant (1) has filed all Commission reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant is required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.              YES X       NO

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


     Class                              Outstanding at June 30, 1994
Common Stock - Class A                              11,848,651
Common Stock - Class B                               7,704,400

                       BLOCK DRUG COMPANY, INC.


                          INDEX TO FORM 10-Q
                            JUNE 30, 1994
                     ____________________________




Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - June 30, 1994
     and March 31, 1994 (Audited)                             2

     Consolidated Statements of Income for the three
     ended June 30, 1994 and 1993                               3

     Condensed Consolated Statements of Cash Flows
     for the three months ended June 30, 1994 and               4
     1993.

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            6 - 7


Part II - Other Information                                     8


                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
     ASSETS                                      JUNE 30, 1994    March 31, 1994
     Current Assets:
     Cash                                         $              $  8,896,000
     Marketable Securities, at cost, which
     approximates market value                      27,192,000     19,338,000
     Accounts receivable, less allowances
     of $2,618,000 (6/30/94) and
     $2,709,000 (3/31/94)                          100,717,000     97,814,000
     Inventories:
      Raw and packaging materials                   28,205,000     32,398,000
      Finished goods                                64,038,000     56,588,000
     Other current assets                           29,640,000     34,079,000
                                                  ------------   ------------
       Total Current Assets                        249,792,000    249,113,000

     Property, Plant and Equipment, less
     accumulated depreciation of $85,968,000
     (6/30/94) and $81,940,000 (3/31/94)           211,462,000    207,474,000
     Long Term Securities at cost; market
     value $270,317,000 (6/30/94) and
     $281,601,000 (3/31/94)                        267,993,000    275,574,000
     Goodwill and Other Intangible Assets-
     net of amortization                            21,410,000     21,721,000
     Other Assets                                   20,766,000     17,186,000
                                                  ------------   ------------
       Total Assets                               $771,423,000   $771,068,000
                                                  ============   ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
     Notes and Bonds payable                      $105,182,000   $114,983,000
     Accounts payable and accrued expenses          94,070,000     88,359,000
     Income taxes payable                            8,876,000     10,056,000
     Dividends payable                               3,080,000      3,078,000
                                                  ------------   ------------
       Total Current Liabilities                   211,208,000    216,476,000

     Notes and Bonds payable                        13,940,000     17,880,000
     Deferred compensation and other payables       10,000,000     10,167,000
     Deferred Income Taxes                          11,470,000     11,424,000
                                                  ------------   ------------
       Total Liabilities                           246,618,000    255,947,000

     Stockholders' Equity:
     Class A Common Stock, non-voting, par
     value $.10-15,000,000 shares authorized,
     11,848,651 (6/30/94) and 11,839,501 (3/31/94)
     shares issued and outstanding                   1,185,000      1,184,000
     Class B Common Stock par value $.10-
     30,000,000 shares authorized, 7,704,400
     (1994&1993) shares issued and outstanding         770,000        770,000

     Capital in excess of par value                173,653,000    173,372,000
     Retained earnings                             358,343,000    349,500,000
     Cumulative foreign currency translation
     adjustment                                     (9,146,000)    (9,705,000)
                                                  ------------   ------------
     Total Stockholders' Equity                    524,805,000    515,121,000
                                                  ------------   ------------
     Total Liabilities & Stockholders' Equity     $771,423,000   $771,068,000
                                                  =============  ============

                                          -2-
                    See notes to consolidated financial statements.

                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                        THREE MONTHS ENDED
                                           JUNE 30TH
                                  1994                        1993
                                  ----                        ----
  Revenues:
  Net Sales                  $159,994,000                $150,480,000
  Interest, Dividends
   and Other Income             6,807,000                   6,220,000
                             ------------                ------------
                              166,801,000                 156,700,000

  Cost and Expenses:

  Cost of Goods Sold           50,854,000                  49,911,000
  Selling, General and
   Administrative             100,382,000                  86,464,000
                             ------------                ------------
                              151,236,000                 136,375,000

  Income Before Income Taxes   15,565,000                  20,325,000

  Income Taxes                  3,642,000                   4,675,000
                             ------------                ------------
  Net Income                 $ 11,923,000                $ 15,650,000
                             ============                ============

  Average Number of
  Shares Outstanding           19,546,368                  19,516,728 (1)

  Net Income per
  Share of Common Stock        $      .61                  $      .80 (1)
                               ===========                 ==========
  Cash Dividends per
   Share of Class A
   Common Stock                $      .26                  $      .25
                               ===========                 ==========

 (1) RESTATED TO REFLECT 3% STOCK DIVIDEND

               See notes to consolidated financial statements.

                     BLOCK DRUG COMPANY INC., AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                                JUNE 30
                                                           1994         1993
                                                           ----         ----
 CASH FLOW FROM OPERATING ACTIVITIES                 $_15,886,000  $ 19,357,000

 CASH FLOW FROM INVESTING ACTIVITIES


 Additions to Property Plant & Equipment              ( 7,374,000)  ( 8,096,000)
 Proceeds from Sales of Long-Term Securities            2,395,000     4,171,000
 Purchases of Long-Term Securities                                  (17,304,000)
 (Increase) in Marketable Securities, Net            _(_3,053,000) ___2,383,000

 Net Cash Used in Investing Activities               _( 8,032,000) _(18,846,000)


 CASH FLOWS FROM FINANCING ACTIVITIES

 Dividends Paid to Shareholders                       ( 3,080,000)  ( 2,809,000)
 Payments of Notes Payable                            ( 4,880,000)  (   236,000)
 Increase (Decrease) in Short-Term Debt               (_8,861,000)  __2,633,000

 Net Cash (Used) in Financing Activities              (16,821,000   (   412,000)

 Effect of Exchange Rates on Cash                     _____71,000   ____127,000

 Increase (Decrease) in Cash                          ( 8,896,000)      226,000

 Cash Beginning of Year                              ___8,896,000   __6,627,000

 Cash, End of Period                                 $          0  $  6,853,000
                                                     =============  ============

 SUPPLEMENTAL CASH FLOW DATA

 Cash Paid During the Year:

 Interest                                            $  2,272,900  $  1,863,945
 Income taxes                                        $  3,619,600  $  3,062,010

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

       2. During the three months ended June 30, 1994, the Company reduced its net borrowings by $13,741,000 mainly from lines of credit from various banks bearing interest at variable rates.

           BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF OPERATING RESULTS AND FINANCIAL CONDITION



Operating Results

     Sales of $160.0 million in the first quarter ended June 30, 1994 exceeded first quarter sales of the prior year by 6%. Foreign sales were even with the prior year partially due to a stronger U.S. dollar relative to foreign currencies. Domestic sales were higher due to selective price increases and unit gains.

     Interest, dividends and other income increased in the current quarter from the comparable year-ago period principally due to increased investment in marketable and long term securities.

     The cost of goods sold percentage to sales was 31.8% and 33.2% in the first quarter of the current and prior year, respectively. These percentages were affected by selective price increases and the mix of products sold.

     Selling, general and administrative expenses, most of which are related to advertising and promotional activities, were 62.7% and 57.5% of sales in the first quarter of the current and prior year, respectively. These expenses have increased to reflect a major spending program to increase advertising and promotion behind core business to build brand equities and meet significant competition.

     Due to the above factors income before income taxes were 9.7% of sales in the first quarter of the current year and 13.5% in the same period last year.

     The effective income tax rates of 23.4% and 23.0% in the first quarter of the current and prior year, respectively, reflect tax-exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

Financial Condition

     Cash decreased in the current quarter ended June 30,1994 from year-end March 31, 1994 by $8.9 million. The decrease resulted primarily from decreases in debt and an increase in capital expenditures, accounts receivable, inventories and other assets partially offset by an increase in accrued expenses and decrease in other current assets. The increase in accounts receivable was partially due to higher sales.

     In the prior year first quarter ended June 30, 1993 cash increased to $6.9 million from $6.6. million at year-end March 31, 1993. The increase resulted primarily from increases in short-term debt, accrued expenses and income taxes payable together with a decrease in accounts receivable, offset by increases in other current assets and capital expenditures.

                     PART II. OTHER INFORMATION






Item 6.          Exhibits and Reports on Form 8K

(b) Reports on Form 8K - there were no reports on Form 8K for the three months ended
                 June 30, 1994










                          SIGNATURES

                 Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BLOCK DRUG COMPANY, INC.
                                    (Registrant)


 August 12, 1994                    MELVIN KOPP
 ---------------            ------------------------------
    DATE                            Melvin Kopp
                              Senior Vice President &
                              Chief Financial Officer