Form 10-Q
period 1994-09-30
BLOCK DRUG CO INC
filed 1994-11-14
CIK 12654

SECURITIES AND EXCHANGE COMMISSSION

                       WASHINGTON, D.C. 20549

                  ---------------------------------

                             Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
September 30, 1994


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

  Indicate by check mark whether the registrant (1) has filed all Commission reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant is required to file such reports) and (2) has been subject to such filing requirements for the past90 days.
                                   YES X       NO
                                       --
  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


     Class                              Outstanding at September 30, 1994
Common Stock - Class A                              11,860,651
Common Stock - Class B                               7,704,400

                       BLOCK DRUG COMPANY, INC.


                          INDEX TO FORM 10-Q
                          SEPTEMBER 30, 1994
                     ----------------------------


Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - September 30, 1994
     and March 31, 1994                                         2

     Consolidated Statements of Income for the three
     amd six months ended September 30, 1994 and 1993           3

     Condensed Consolidated Statements of Cash Flows
     for the six months ended September 30, 1994                4
     and 1993.

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            6 - 7


Part II - Other Information                                     8




                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


     ASSETS                                          9/30/94        3/31/94
     Current Assets:
     Cash                                         $ 16,414,000   $  8,896,000
     Marketable Securities, at cost, which
     approximates market value                      21,102,000     19,338,000
     Accounts receivable, less allowances
     of $2,605,000 (9/30/94) and
     $2,709,000 (3/31/94)                          106,662,000     97,814,000
     Inventories:
      Raw and packaging materials                   30,193,000     32,398,000
      Finished goods                                67,990,000     56,588,000
     Other current assets                           26,617,000     34,079,000
                                                    ----------     ----------
       Total Current Assets                        268,978,000    249,113,000

     Property, Plant and Equipment, less
     accumulated depreciation of $90,377,000
     (9/30/94) and $81,940,000 (3/31/94)           215,617,000    207,474,000
     Long Term Securities at cost; market
     value $250,691,000 (9/30/94) and
     $281,601,000 (3/31/94)                        249,473,000    275,574,000
     Goodwill and Other Intangible Assets-
     net of amortization                            21,192,000     21,721,000
     Other Assets                                   22,800,000     17,186,000
                                                 -------------   ------------
       Total Assets                               $778,060,000   $771,068,000
                                                 =============   ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
     Notes and Bonds payable                      $ 97,525,000   $114,983,000
     Accounts payable and accrued expenses          93,603,000     88,359,000
     Income taxes payable                            6,314,000     10,056,000
     Dividends payable                               3,083,000      3,078,000
                                                   -----------    -----------
       Total Current Liabilities                   200,525,000    216,476,000


     Notes and Bonds payable                        15,622,000     17,880,000
     Deferred compensation and other payables       10,357,000     10,167,000
     Deferred Income Taxes                          11,894,000     11,424,000
                                                   -----------    -----------
       Total Liabilities                           238,398,000    255,947,000

     Stockholders' Equity:
     Class A Common Stock, non-voting, par
     value $.10-15,000,000 shares authorized,
     11,860,651 (9/30/94) and 11,839,501 (3/31/94)
     shares issued and outstanding                   1,186,000      1,184,000
     Class B Common Stock par value $.10-
     30,000,000 shares authorized, 7,704,400
     (1994&1993) shares issued and outstanding         770,000        770,000

     Capital in excess of par value                174,019,000    173,372,000
     Retained earnings                             367,643,000    349,500,000
     Cumulative foreign currency translation
     adjustment                                     (3,956,000)    (9,705,000)
                                                   -----------    -----------
     Total Stockholders' Equity                    539,662,000    515,121,000

     Total Liabilities & Stockholders' Equity     $778,060,000   $771,068,000
                                                 =============   ============

                                     -2-
                    See notes to consolidated financial statements.


                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                SEPTEMBER 30,                 SEPTEMBER 30,

                               1994           1993            1994        1993
                               ----           ----            ----        ----
Revenues:
Net Sales                $165,894,000   $153,535,000   $325,888,000 $304,015,000
Interest, Dividends
 and Other Income           5,515,000      7,056,000     12,322,000   13,276,000
                          -----------    -----------    -----------  -----------
                          171,409,000    160,591,000    338,210,000  317,291,000

Cost and Expenses:

Cost of Goods Sold         53,678,000     52,311,000    104,532,000  102,222,000
Selling, General and
 Administrative           101,441,000     94,863,000    201,823,000  181,327,000
                          -----------    -----------    -----------  -----------
                          155,119,000    147,174,000    306,355,000  283,549,000

Income Before Inc.Taxes    16,290,000     13,417,000     31,855,000   33,742,000


Income Taxes                3,908,000      2,613,000      7,550,000    7,288,000
                          -----------    -----------    -----------  -----------
Net Income                $12,382,000    $10,804,000    $24,305,000  $26,454,000
                          ===========    ===========    ===========  ===========

Average Number of
Shares Outstanding         19,556,851     19,524,066     19,551,609   19,520,397

Net Income per
Share of Common Stock      $      .63     $      .55     $     1.24   $     1.35
                           ==========     ==========     ==========   ==========
Cash Dividends per
 Share of Class A
 Common Stock              $      .26     $      .25     $      .52   $      .50
                           ==========     ==========     ==========   ==========

                                        -3-

                 See notes to consolidated financial statements.


                     BLOCK DRUG COMPANY INC. & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                          SIX MONTHS ENDED
                                                            SEPTEMBER 30,

                                                          1994         1993
                                                          ----         ----
CASH FLOW FROM OPERATING ACTIVITIES                 $ 21,973,000  $30,102,000
                                                      ----------   ----------
CASH FLOW FROM INVESTING ACTIVITIES

Additions to Property Plant & Equipment              (13,273,000) (19,239,000)
Proceeds from Sales of Long-Term Securities           24,541,000   11,763,000
Purchases of Long-Term Securities                    ( 4,846,000) (31,969,000)
Decrease in Marketable Securities, Net                 4,535,000    6,979,000
                                                      ----------  -----------
Net Cash Provided by (Used) in Investing Activities   10,957,000  (32,466,000)
                                                      ----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Dividends Paid to Shareholders                        (6,162,000)  (5,620,000)
Payments of Notes Payable                            ( 3,198,000)    (143,000)
(Decrease) Increase in Short-Term Debt               (16,518,000)   10,614,000
                                                      ------------   ----------
Net Cash (Used in) Provided by Financing Activities  (25,878,000)    4,851,000
                                                     ------------    ---------
Effect of Exchange Rates on Cash                         466,000     (504,000)
                                                        --------     ---------
Increase in Cash                                       7,518,000    1,983,000

Cash Beginning of Period                               8,896,000    6,627,000
                                                    ------------  -----------
Cash, End of Period                                 $ 16,414,000  $ 8,610,000
                                                    ============  ===========

SUPPLEMENTAL CASH FLOW DATA

Cash Paid During the Year:

Interest                                           $   4,144,586  $ 2,563,023
Income taxes                                       $   8,905,029  $ 4,181,292

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

       2. During the six months ended September 30, 1994, the Company reduced its net borrowings by $19,716,000 mainly from lines of credit from various banks bearing interest at variable rates.

           BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF OPERATING RESULTS AND FINANCIAL CONDITION


Operating Results

     Sales of $166 million in the second quarter and $326 million in the first half year ended September 30,1994 were 8% and 7%, respectively, above sales for the comparable prior year. Foreign sales increased 12% for the quarter and 6% for the six month period. Stated in local currency, foreign sales approximated dollar sales for the above period.

     Domestic sales increased due to selective price increases and unit gains.

     Interest, dividends and other income for the first six months was lower than the comparable prior period, primarily due to a decrease in long term security holdings.

     The cost of goods sold percentage to sales was 32.1% and 33.6% in the first six months of the current and prior year, respectively. These percentages were affected by mix of products sold, selective price increases as well as improved manufacturing operations.

     Selling, general and administrative expenses, most of which are related to advertising and promotional activities, were 61.9% of sales in the first six months of the current year, compared with 59.6% in the prior period. These expenses have increased to reflect a major spending program to meet significant competition and build brand equities.

     As a result of the above, pretax income was 9.8% of sales in the first half of the current period compared to 11.1% in the comparable prior year period.

     The effective income tax rates of 23.7% and 21.6% in the first half of the current and prior year, respectively reflect tax-exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

Liquidity & Capital Resources

     Cash increased for the six months ended September 30, 1994 to $16.4 million from $8.9 million at year-end March 31, 1994. The net increase resulted primarily from net sales of securities, a decrease in other current assets and an increase in accrued expenses. This was partially offset by decreases in debt, capital expenditures and increases in inventories, accounts receivable and other assets.

     In the prior year six months cash increased to $8.6 million from $6.6 million of year-end March 31, 1993. The net increase resulted primarily from higher short-term debt, accrued expenses and income taxes payable partially offset by increases in other accrued assets, capital expenditure and net purchases of securities.

                     PART II. OTHER INFORMATION



Item 6.          Exhibits and Reports on Form 8K

(b) Reports on Form 8K - there were no reports on Form 8K for the three months ended September 30, 1994.










                          SIGNATURES
                          ----------

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BLOCK DRUG COMPANY, INC.
                                  (Registrant)


November 10, 1994                MELVIN KOPP
- ----------------            ------------------------------
    DATE                            Melvin Kopp
                            Senior Vice President &
                            Chief Financial Officer