Form 10-Q/A
period 1994-09-30
BLOCK DRUG CO INC
filed 1995-01-04
CIK 12654

[ARTICLE] 5
[MULTIPLIER] 1000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          MAR-31-1995
[PERIOD-END]                               SEP-30-1994
[CASH]                                          16,414
[SECURITIES]                                    21,102
[RECEIVABLES]                                  109,267
[ALLOWANCES]                                     2,605
[INVENTORY]                                     98,183
[CURRENT-ASSETS]                               268,978
[PP&E]                                         305,994
[DEPRECIATION]                                  90,377
[TOTAL-ASSETS]                                 778,060
[CURRENT-LIABILITIES]                          200,525
[BONDS]                                        113,147
[COMMON]                                         1,956
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     537,706
[TOTAL-LIABILITY-AND-EQUITY]                   778,060
[SALES]                                        325,888
[TOTAL-REVENUES]                               338,210
[CGS]                                          104,532
[TOTAL-COSTS]                                  104,532
[OTHER-EXPENSES]                               198,062
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               3,761
[INCOME-PRETAX]                                 31,855
[INCOME-TAX]                                     7,550
[INCOME-CONTINUING]                             24,305
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    24,305
[EPS-PRIMARY]                                     1.24
[EPS-DILUTED]                                     1.24