Form 10-Q/A
period 1994-09-30
BLOCK DRUG CO INC
filed 1995-02-13
CIK 12654

SECURITIES AND EXCHANGE COMMISSSION

                       WASHINGTON, D.C. 20549

                  _________________________________

                             Form 10-Q/A

                           Amendment No. 1


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

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


_____Class______________                Outstanding_at_September 30,_1994
Common Stock - Class A                              11,860,651
Common Stock - Class B                               7,704,400

                     PART II. OTHER INFORMATION






Item 6.          Exhibits and Reports on Form 8-K

(a)              Exhibit Required by Item 601(c), Regulation S-K
                 Exhibit No.    Description
                     27         Financial Data Schedule

(b) Reports on Form 8K - there were no reports on Form 8K for the three months ended
                 September 30, 1994.










                     _____SIGNATURES_______

                 Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             __BLOCK DRUG COMPANY, INC.__
                                    (Registrant)



 February 9, 1995                   MELVIN KOPP
- -------------------           ------------------------
    DATE                            Melvin Kopp
                              Senior Vice President &
                              Chief Financial Officer