Form 10-Q
period 1994-12-31
BLOCK DRUG CO INC
filed 1995-02-14
CIK 12654

SECURITIES AND EXCHANGE COMMISSSION

                       WASHINGTON, D.C. 20549

                  _________________________________

                             Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
December 31, 1994


                         BLOCK DRUG COMPANY, INC.
- ----------------------------------------------------------
          (Exact name of registrant as specified in its charter)



   New Jersey                                                 22-1375645
- -------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


257 Cornelison Avenue, Jersey City, N.J.                       07302
- ----------------------------------------                    -----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (201) 434-3000

  Indicate by check mark whether the registrant (1) has filed all Commission reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant is required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.              YES_X__     NO_____

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


     Class                              Outstanding at December 31, 1994
- ------------------------                --------------------------------
Common Stock - Class A                              11,868,708
Common Stock - Class B                               7,704,400

                       BLOCK DRUG COMPANY, INC.


                          INDEX TO FORM 10-Q
                          DECEMBER 31, 1994
                     ____________________________




Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - December 31, 1994
     and March 31, 1994                                         2

     Consolidated Statements of Income for the three
     amd nine months ended December 31, 1994 and 1993           3

     Condensed Consolidated Statements of Cash Flows
     for the nine months ended December 31, 1994                4
     and 1993.

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            6 - 7


Part II - Other Information                                     8

                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                    12/31/94        3/31/94
     ASSETS
     Current Assets:
     Cash                                         $ 12,550,000   $  8,896,000
     Marketable Securities, at cost, which
     approximates market value                      30,101,000     19,338,000
     Accounts receivable, less allowances
     of $2,421,000 (12/31/94) and
     $2,709,000 (3/31/94)                          103,253,000     97,814,000
     Inventories:
      Raw and packaging materials                   35,108,000     32,398,000
      Finished goods                                72,062,000     56,588,000
     Other current assets                           29,547,000     34,079,000
                                                 -------------   ------------
       Total Current Assets                        282,621,000    249,113,000

     Property, Plant and Equipment, less
     accumulated depreciation of $94,935,000
     (12/31/94) and $81,940,000 (3/31/94)          221,873,000    207,474,000
     Long Term Securities at cost; market
     value $253,196,000 (12/31/94) and
     $281,601,000 (3/31/94)                        256,955,000    275,574,000
     Goodwill and Other Intangible Assets-
     net of amortization                            61,730,000     21,721,000
     Other Assets                                   22,064,000     17,186,000
                                                  ------------   ------------
       Total Assets                               $845,243,000   $771,068,000
                                                  ============   ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
     Notes and Bonds payable                      $141,752,000   $114,983,000
     Accounts payable and accrued expenses         103,657,000     88,359,000
     Income taxes payable                            6,176,000     10,056,000
     Dividends payable                               3,203,000      3,078,000
                                                   -----------    -----------
       Total Current Liabilities                   254,788,000    216,476,000

     Notes and Bonds payable                        15,622,000     17,880,000
     Deferred compensation and other payables       10,290,000     10,167,000
     Deferred Income Taxes                          12,287,000     11,424,000
                                                   -----------    -----------
       Total Liabilities                           292,987,000    255,947,000
                                                   -----------    -----------
     Stockholders' Equity:
     Class A Common Stock, non-voting, par
     value $.10-15,000,000 shares authorized,
     11,868,708 (12/31/94) and 11,839,501
     (3/31/94) shares and outstanding                1,187,000      1,184,000
     Class A Common Stock Dividend distributable        59,000
     Class B Common Stock par value $.10-
     30,000,000 shares authorized, 7,704,400
     (1994&1993) shares issued and outstanding         770,000        770,000

     Capital in excess of par value                194,043,000    173,372,000
     Retained earnings                             356,846,000    349,500,000
     Cumulative foreign currency translation
     adjustment                                       (649,000)    (9,705,000)
                                                   -----------    -----------
     Total Stockholders' Equity                    552,256,000    515,121,000
                                                   -----------    -----------

     Total Liabilities & Stockholders' Equity     $845,243,000   $771,068,000
                                                  ============   ============

                                          -2-
                    See notes to consolidated financial statements.

                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                          DECEMBER 31,                       DECEMBER 31,
                          1994             1993            1994        1993
                        -----------    -----------    -----------   -----------
Revenues:
Net Sales             $163,644,000   $155,644,000   $489,532,000  $459,659,000
Interest, Dividends
 and Other Income        5,509,000      4,546,000     17,831,000    17,822,000
                       -----------    -----------    -----------   -----------
                       169,153,000    160,190,000    507,363,000   477,481,000

Cost and Expenses:

Cost of Goods Sold      50,980,000     52,461,000    155,512,000   154,683,000
Selling, General and
 Administrative        102,960,000     93,324,000    304,783,000   274,651,000
                       -----------    -----------    -----------   -----------
                       153,940,000    145,785,000    460,295,000   429,334,000
                       -----------    -----------    -----------   -----------

Income Before Inc Tax   15,213,000     14,405,000     47,068,000    48,147,000


Income Taxes             2,993,000      3,545,000     10,543,000    10,833,000
                        -----------   ------------   ------------  ------------

Net Income             $12,220,000   $ 10,860,000   $ 36,525,000  $ 37,314,000
                        ===========   ============   ============  ============

Average Number of
Shares Outstanding      20,153,316     20,120,709     20,143,210    20,110,919

Net Income per
Share of Common Stock   $      .61     $      .54   $       1.81  $       1.85
                         ===========     =========   ============  ============
Cash Dividends per
 Share of Class A
 Common Stock           $      .27     $      .25   $        .79  $        .76
                         ===========    ==========   ============   ===========

              See notes to consolidated financial statements.

                      BLOCK DRUG COMPANY INC. & SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                 NINE MONTHS ENDED DECEMBER 31
                                                   _____1994_________1993____
CASH FLOW FROM OPERATING ACTIVITIES               $_42,791,000  $ 60,406,000

CASH FLOW FROM INVESTING ACTIVITIES

Increase in Goodwill & Intangibles                 (40,630,000)
Additions to Property Plant & Equipment            (22,192,000)  (26,483,000)
Proceeds from Sales of Long-Term Securities         25,750,000    17,889,000
Purchases of Long-Term Securities                  (14,752,000)  (41,498,000)
(Increase) Decrease in Marketable Securities, net   (3,267,000)    5,578,000
                                                   ------------   -----------

Net Cash Used in Investing Activities              (55,091,000)  (44,514,000)
                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid to Shareholders                     ( 9,366,000)  ( 8,554,000)
Payments of Notes Payable                          ( 3,198,000)  (   578,000)
(Decrease) Increase in Short-Term Debt              27,709,000   ( 3,254,000)
                                                   -----------   -----------

Net Cash Provided by (Used in) Financing
Activities                                          15,145,000   (12,386,000)
                                                    ----------   -----------

Effect of Exchange Rates on Cash                       809,000   (   432,000)
                                                    ----------   -----------

Increase in Cash                                     3,654,000     3,074,000

Cash Beginning of Period                             8,896,000     6,627,000
                                                   -----------   -----------

Cash, End of Period                               $ 12,550,000  $  9,701,000
                                                  =============  ============

SUPPLEMENTAL CASH FLOW DATA

Cash Paid During the Year:

Interest                                         $   5,748,037  $  5,544,754
Income taxes                                     $  11,924,675  $ 11,579,492

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING AND INVESTING ACTIVITIES

   3% Stock Dividend                             $  19,813.000  $ 18,353.000

                                       -4-
                  See notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       1. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the data for the interim periods. It is suggested that these financial statements be read in conjunction with financial statements and notes thereto included in the Company's 1994 annual report on Form 10-K and subsequent quarterly filing.

       2. During the nine months ended December 31, 1994, the Company borrowed $24,511,000 mainly from lines of credit from various banks bearing interest at variable rates.

       3.  The Company acquired Goody's Pharmaceutical Company on
           December 16, 1994. The effect of this acquisition is not material to consolidated financial position or results of operations of the Company.

           BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF OPERATING RESULTS AND FINANCIAL CONDITION


Operating Results

     Sales of $163.6 million in the third quarter and $489.5 million in the nine months ended December 31, 1994 were 5% and 6%, respectively above sales for the comparable prior year. Foreign sales increased 15% for the quarter and 9% for the nine month period. Stated in local currency, sales for the quarter increased 10% and 8% for the nine months, respectively. Domestic sales were higher due to selective price increases and unit gains.

     Interest, dividends and other income for the nine month period approximated the prior year.

     The cost of goods sold percentage to sales was 31.8% and 33.7% in the first nine months of the current and prior year, respectively. These percentages were affected by selective price increases, mix of products sold as well as improved manufacturing operations.

     Selling, general and administrative expenses which consist mainly of advertising and promotional expenditures were 62.2% of sales in the first nine months of the current year, compared with 59.8% in the prior period. These expenses have increased to reflect a major spending program to meet significant competition and build brand equities.

     Due to the above factors, pretax income was 9.6% of sales in the nine months of the current period compared to 10.5% in the comparable period last year.

     The effective income tax rates of 22.4% and 22.5% in the first nine months of the current and prior year, respectively, reflect tax-exempt interest from government securities and income from the lower tax jurisdictions of Puerto Rico and Ireland.

Liquidity_&_Capital_Resources

     Cash increased for the nine months ended December 31, 1994 to $12.6 million from $8.9 million at year-end March 31, 1994. The net increase resulted primarily from a positive cash flow from operating activities, an increase in accrued expenses and higher short-term borrowings. This effect was partially offset by increases in goodwill and other intangible assets, capital expenditures and inventories.

     The increase in goodwill and other intangible assets and short-term borrowings were mainly due to the Goody's acquisition.

     In the prior year nine months cash increased to $9.7 million from $6.6 million at year-end March 31, 1993. The net increase resulted primarily from a positive cash flow from operations, partially offset by net purchases of securities, capital expenditures and a reduction in notes payable.

                     PART II. OTHER INFORMATION






Item 6.          Exhibits and Reports on Form 8K

(a)              Exhibit required by item 601 (c), Regulation S-K
                  Exhibit No.               Description
                       27             Financial Data Schedule

(b)              Reports on Form 8K - there were no reports on
                  Form 8K for the three months ended December 31, 1994.




                          SIGNATURES

                 Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BLOCK DRUG COMPANY, INC.
                               ------------------------
                                    (Registrant)


February 14, 1995                   MELVIN KOPP
________________            ______________________________
    DATE                            Melvin Kopp
                              Senior Vice President &
                              Chief Financial Officer