Form 10-K
period 1995-03-31
BLOCK DRUG CO INC
filed 1995-06-28
CIK 12654

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                       FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended March 31, 1995 Commission File No. 0-6436

                             BLOCK DRUG COMPANY, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     New Jersey                      22-1375645
  (STATE OR OTHER JURISDICTION OF INCORPORATION  (I.R.S. Employer I.D. No.)
         OR ORGANIZATION)

         257 Cornelison Avenue, Jersey City, New Jersey           07302-9988
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (201) 434-3000

        Securities registered pursuant to Section 12(b) of the Act:
        TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
             None                                     None

        Securities registered pursuant to Section 12(g) of the Act:
        Class A Common Stock - $.10 par value
(TITLE OF CLASS)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes - x     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  Yes - x     No

As of June 6, 1995, nonaffiliates held no voting shares of the Registrant; therefore, the aggregate market value of voting shares held by nonaffiliates is zero.

As of June 6, 1995, there were 12,473,151 shares of Class A Common Stock and 7,704,400 shares of Class B Common Stock of Registrant outstanding.

Documents Incorporated by Reference: None

EXHIBIT INDEX:  PAGE 55

        PART I

Item 1.  Business

REVIEW OF OPERATIONS

        Block Drug Company, Inc. develops, manufactures and markets three categories of products: dental products, including consumer oral hygiene and professional dental products; consumer products, including proprietary over-the-counter products and household products; and ethical pharmaceuticals.

DENTAL PRODUCTS

Consumer Oral Hygiene Products

        Denture cleansers and adhesives, specialty toothpastes and toothbrushes are the products that comprise the consumer oral hygiene product segment of our business. These over-the-counter products are marketed to the consumer through advertising and promotion programs in the United States and in many parts of the world.

        The POLIDENT and DENTU-CREME brand denture cleansers and their line extensions continue to generate the largest dollar volume of Company sales.
An innovative new POLIDENT formula that cleans in only five minutes contributed to brand sales during the fiscal year.

        POLI-GRIP is the Company's leading brand name in the denture adhesive category. Brand growth during the year is traced to effective television advertising and promotion efforts as well as the introduction of the new POLI-GRIP FREE Denture Adhesive brand, a natural product free of artificial colors and flavors. A variety of other cream, powder and liquid adhesives are marketed under the national brands names SUPER POLI-GRIP, WERNET'S and SUPER WERNET'S.

        The SENSODYNE brand is a specialty toothpaste for the treatment of dentinal hypersensitivity. A recognized brand around the world, SENSODYNE is marketed to the consumer and the dental professional. The SENSODYNE brand with Baking Soda was marketed nationally during the fiscal year in the face of competitive pressures from other leading brand name toothpastes. The SENSODYNE brand accounts for a substantial share of the United States market for products that treat this common dental problem affecting one in four adults.

Professional Dental Products

        The Company manufactures and markets professional dental supplies for use in chairside patient treatment and dental office infection control. Additionally, the Company markets prescription pharmaceutical products to dentists to prescribe to patients to help alleviate pain or to improve their oral health.

        A two-pronged approach helps the Company effectively market products to the dental profession. Dental Consultants are employed to visit dentists and hygienists to present our product lines. An extensive team of Tele-Sales Consultants services thousands of dental offices by telephone from headquarters.

        During the fiscal year, the Company introduced the Lodine R (etodolac)* brand to the dental professional under a co-promotion agreement with Wyeth-Ayerst, its manufacturer. Lodine is a prescription non-steroidal anti-inflammatory (NSAID) analgesic appropriate for the treatment of pain associated with dental procedures. Dental Consultants market this product to dentists throughout the United States.

        The Company also markets Habitrol R**, a nicotine transdermal system, to dental professionals in the continental United States and Hawaii. Habitrol is a product of Ciba Self-Medication, Inc. Dentists know smoking is associated with the development of periodontal disease and other oral health related problems. Habitrol is indicated as an aid to smoking cessation, when used as part of a comprehensive behavioral smoking cessation program.

        The VITAL DEFENSE line of office infection control products is marketed by the Company for sterilizing and disinfecting dental office surfaces and equipment and providing protection for the patient and the dentist.

        Other of the Company's professional dental products include: the MYNOL line of endodontic products for use during root canal surgery; ADAMOUNT Radiograph (X-Ray film) mounts; VISION prophylaxis paste; SENSODYNE Dentin Desensitizer for chairside treatment of sensitive teeth; and the VITAL RESPONSE Crisis Management System, an emergency kit for use by dentists to control unexpected in-office medical emergencies.

CONSUMER PRODUCTS

Proprietary Over-the-Counter Brands

        Included in the Company's personal care products line are four well-known consumer brand names: NYTOL brand Sleep-Aid Tablets, TEGRIN brand Medicated Shampoos, BC brand Headache Powder and the recently acquired GOODY's Headache Powder line.

        Television advertising for the NYTOL Sleep-Aid Tablets line continues to generate awareness and trial for the brand. The NYTOL brand is sold in the U.S., Canada, United Kingdom and in parts of Latin America.

        TEGRIN brand Medicated Shampoo continues to compete and grow within the specialty shampoo category.

        The BC brand Headache Powder maintained its leadership position in the Southern region powdered analgesic market. Effective marketing and a successful television/radio advertising campaign help the BC brand continue to rank high in the regional over-the-counter analgesic marketplace.

  * Lodine-R is a registered trademark of Wyeth-Ayerst.
** Habitrol-R is a registered trademark of Ciba Self-Medication, Inc.

        The Company acquired the GOODY'S Headache Powder and Pain Relief Tablets line in December 1994. The GOODY'S formula is different from BC, and has the potential for expanded distribution and increased current user usage. The Company also acquired the full line of GOODY'S over-the-counter products including ISODETTES brand Sore Throat Spray, OJ's brand Astringent Lotion, NUMZ-IT brand Baby Teething Lotion and Gel, and NUMZIDENT brand Oral Pain Reliever Gel.

        The BALMEX brand Diaper Rash Ointment, experienced expanded distribution and increased sales during this fiscal year with targeted consumer and professional support programs.

        The PHAZYME line, over-the-counter products for gas relief, experienced growth on the strength of continued enhanced distribution, the introduction of a thirty dose size for the line, and use of television advertising, consumer promotions and professional marketing programs to the physician.

Household Products

        Household products marketed by the Company include the 2000 FLUSHES line of toilet bowl cleaners and the X-14 line of household cleaners.

        Despite the introduction of a number of competitive products, the 2000 FLUSHES line was again the leading brand name in the automatic toilet bowl cleaning products category. The Company's marketing and advertising programs and innovative research and development efforts help this line of products stay in the forefront of this category's development.

        The X-14 line of bathroom cleaning products includes X-14 Instant Mildew Stain Remover, X-14 Soap Scum Remover, and X-14 Mineral & Rust Stain Remover. The Company launched its first item in the all-purpose cleaner category with the introduction of X-14 Kitchen Cleanser during fiscal 1995.

        After the close of the fiscal year, the Company signed a contract to acquire the U.S. Rug and Room Deodorizer businesses of Reckitt & Colman, Inc. Pursuant to the agreement, the Company will purchase the CARPET FRESH-R and RUG FRESH-R trademarks and be granted exclusive licenses for use of the AIRWICK-R and NEUTRA AIR-R trademarks in the Rug and Room Deodorizer product category in the U.S. This transaction is subject to receipt of regulatory consents and is expected to close in the third calendar quarter of 1995.

ETHICAL PHARMACEUTICAL PRODUCTS

        Pharmaceutical products and ethical non-prescription products are manufactured and marketed by the Reed & Carnrick Division. Reed & Carnrick markets products concentrated in the fields of gastroenterology, dermatology and cardiovascular disease.

        After the close of the fiscal year, the Company entered into a contract to sell selected assets of its U.S. Reed & Carnrick Pharmaceutical Division to Schwarz Pharma Kremers-Urban, a wholly-owned subsidiary of Schwarz Pharma of Monheim, Germany. The U.S. Reed & Carnrick Division's sales for the fiscal year ended March 31, 1995 were approximately $50,000,000. International pharmaceutical businesses were not included in the transaction. The sale is subject to certain conditions and government approvals and is expected to close by June 30, 1995. This divestiture renews the Company's focus on its key areas of corporate strength to help achieve its long-term growth objectives.

Gastroenterology

        In gastroenterology, the Division markets a variety of therapeutic agents including COLYTE-flavored brand of bowel cleansing lavage, the first flavored product of its type and the leading prescription product for pre-colonoscopy preparation. The CORTIFOAM brand is the only 10% hydrocortisone rectal foam available for the treatment of ulcerative proctitis. The ETHAMOLIN brand, for the treatment of life-threatening bleeding esophageal varicies, is also marketed to the gastroenterologist.

        The PROCTOFOAM and PROCTOCREAM brands are the Division's widely prescribed anti-hemorrhoidal preparations, which continue to show sales increases at an impressive rate.

        During the fiscal year, Reed & Carnrick executed a co-promotion agreement with Eli Lilly & Company to market the Oral Vancocin-R HC Pulvules-R* brand to gastroenterologists. This medication is indicated for the treatment of pseudomembranous colitis, a serious bacterial infection of the colon often induced by antibiotic treatment.

Dermatology

        In dermatology, the Division markets the DURASCREEN brand, a long lasting sunscreen in its second year on the market. The DURASCREEN brand is now one of the top sunscreens recommended by dermatologists. The EPIFOAM brand, a dual action topical treatment for corticosteroid responsive dermatoses, has benefited from promotion to dermatologists. The ACTINEX brand, is a treatment for actinic keratoses, or pre-cancerous lesions of the skin.

Cardiology

        The LEVATOL brand for the treatment of hypertension and the DILATRATE-SR brand for the treatment of angina continue to post sales increases despite participation in highly competitive markets.

*Vancocin-R HC Pulvules are registered trademarks of Eli Lilly & Company.

Managed Care

        A portion of the Reed & Carnrick staff consists of Managed Care Directors whose efforts are focused on sales of our products to managed care organizations, a growing segment of the healthcare marketplace.

        Managed care organizations enroll 115 million Americans. The Company's Managed Care Directors market products to the formularies of these organizations so doctors in this healthcare setting can prescribe our brands to their constituents.

International Operations

        The Company's International Operations generated 49% of total corporate sales in fiscal 1995 from its subsidiaries, branches and divisions on five continents.

EUROPE

        Europe is the Company's largest international market. Sales and marketing organizations are well established in the United Kingdom, Germany, France, Italy, Belgium, Holland, Spain, Portugal, Scandinavia, Eastern Europe, Africa and the Middle East. A new office was established in Dubai during the fiscal year to manage sales in the Persian Gulf Region.

        The primary European businesses include denture cleansers, denture adhesives and specialty toothpastes. SENSODYNE brand toothpaste is the Company's leading product in Europe. Improved denture adhesive formulas, new flavor denture adhesives, improved denture cleansing tablets, new gel and baking soda formula toothpastes and children's toothpastes and toothbrushes were recently introduced into the European market.

        Our continued focus on over-the-counter medicines led to the successful introduction of NYTOL brand sleep aid tablets in the United Kingdom. We plan to build on this success, expanding to other European countries in the near future.

LATIN AMERICA

        Mexico, Colombia, Brazil and Argentina are the primary markets for the Company's brands in Latin America. The Company has subsidiaries in each of these countries, and in Chile, where a new subsidiary was recently established. The Company continues to meet the challenges of doing business in Latin America following the devaluation of the Mexican peso and its effect on our sales and profits.

PACIFIC RIM AND CANADA

        Japan, Australia, Thailand and the Philippines are the principal markets for the Company's products in the Pacific Rim. Subsidiaries also operate in Korea, New Zealand and, most recently China, where the SENSODYNE, POLIDENT and SUPER POLI-GRIP brands are now marketed in Guang Dong Province.

        One of the Company's leading manufacturing, distribution and marketing facilities is located at its Canadian subsidiary, which produces many products for that country and other affiliates.

        An International Quality Control and Regulatory Affairs group, located at corporate headquarters, supports and assists subsidiaries to expand and grow our business in the worldwide marketplace.

Research and Technology, Corporate Quality and Regulatory Affairs

        The Company operates in competitive, highly regulated consumer and professional product categories. Strong technical support is, therefore, an essential part of its business. Research and Development, Corporate Quality and Regulatory Affairs are integrated in one division staffed by scientists from diverse academic and industrial backgrounds. This deepens the resources which the Company can apply to a technical issue anywhere in the world.

Research and Development

        The Company's Research and Development efforts focus on technical leadership in each of the product categories in which we compete. While the Company maintains modern, well-equipped research laboratories, it has a significant investment in its technical staff. Great effort is made to recruit and retain competent scientists, and continued training is offered to them.

        The Company's diverse product line of prescription and non-prescription pharmaceuticals, dental products and household cleaners requires a broad mix of dosage forms, packaging and delivery systems. The products are supported by a diverse team of personnel including clinical, statistical, toxicological, analytical, packaging, medical, dental and microbiological functions. The Company also funds a new technology group which focuses on emerging technologies with prospects for improving key brands. In an effort to speed communications, manage the data generated, and maintain technical literature, investments will continue in computerization, imaging and library sciences.

        The Company continues to develop and refine products on a global basis. To support this global effort, clinical studies are conducted in Europe, Latin America, Asia and North America. With ongoing investments in technology, the Company continues to seek technical leadership to improve its brands, launch new products, and reduce costs.

Corporate Quality

        The Company is proud that its Corporate Quality group is equal in technical prowess to its Research & Development group. Working in collaboration with colleagues in Operations to ensure the quality of its products, the Corporate Quality group also ensures the Company's plants are operated in compliance with all appropriate laws and regulations as well as the Company's own high quality standards.

Regulatory Affairs

        The Company is subject to worldwide governmental regulations and controls relating to product safety, efficacy, packaging, labelling and distribution. While not all of the products which the Company plans to introduce into the market are "new drugs" or "new devices," those fitting the regulatory definitions are subject to a stringent premarket approval process in most countries. Submission of a substantial amount of preclinical and clinical information prior to market introduction significantly increases the amount of time and related costs incurred for preparing such products for market.

        The Company submits data to the Food and Drug Administration as necessary in response to the ongoing monograph review of the safety and efficacy of all over-the-counter drug products marketed in the U.S. As a responsible manufacturer, the Company is alert to the possibility that the final monographs to be issued in the foreseeable future may require formula modifications of certain of its products to maintain compliance with these regulations, a possibility facing competitive products as well.

        Manufacturing companies, especially those engaged in health care related fields, are subject to a wide range of federal, state and local laws and regulations. Concern for maintaining compliance with federal, state, local and foreign regulations on environmental protection, hazardous waste management, occupational safety and industrial hygiene has also increased substantially. The Company's policies and practices in the areas of environmental quality, product safety, loss prevention, occupational health and safety are tempered by the many laws and regulations affecting these areas.

        The Company cannot predict what additional legislation or governmental action, if any, will be enacted or taken with respect to the above matters and what its effect, if any, will be on the Company's consolidated financial position or results of operations.

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

        A team of Dental Sales Consultants sells products directly to dentists and a TeleSales group at headquarters services dental accounts by telephone. The Company sells its consumer denture, dental care, oral hygiene and personal care products through its national sales force. In-store merchandising is provided by a national food broker merchandising force. Sales are made directly to food and drug chains, wholesalers, mass merchandisers and independent food and drug stores. Food brokers are retained for sales of household products. In addition, the Company employs marketing and sales representative in foreign countries.

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

COMPETITION

        The Company markets products in highly competitive fields. For many of its products, its competitors include significantly larger corporations with substantially greater resources. The high degree of trademark recognition and goodwill associated with many of the Company's brand names are important factors in its ability to compete effectively. While larger competitors are able to commit significantly greater revenues to national advertising, the Company believes its advertising and marketing expertise enable it to compete effectively.

        The primary competitive factors affecting proprietary over-the-counter brands are product formulation, reputation and advertising. In the ethical pharmaceutical market, the Company competes against significantly larger companies in selected therapeutic areas. It relies upon clinical evidence, the reputation of its brand names and its marketing force concentrating its efforts to promote to medical specialists, internists and family practitioners. In the household products segment of its business, the Company relies heavily on advertising and consumer promotion to compete.

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

        During the course of the fiscal year ended March 31, 1995, there were no substantial raw material shortages. The Company was able to obtain at competitive prices all raw materials required for its normal operations.

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

Item 2.  Properties

        The worldwide executive and administrative offices, manufacturing, research and development, warehousing and distribution facilities of the Company and its subsidiaries use an aggregate of approximately 2,527,000 square feet. This figure does not include undeveloped land on which its facilities are located or land adjacent to certain properties. The Company or its subsidiaries own substantially all the properties.

        Among these properties are the following: (1) corporate headquarters, Jersey City, New Jersey; (2) Reed & Carnrick ethical pharmaceuticals, manufacturing and administrative facilities, Piscataway, New Jersey; (3) dental product manufacturing: Humacao, Puerto Rico (Dentco, Inc.); Glendale, Wisconsin (leased); Dungarvan, Ireland; and Cwmbran, Wales; (4) manufacturing plants for more than one product group: Memphis, Tennessee; Dayton
(South Brunswick), New Jersey: Humacao, Puerto Rico (Reedco, Inc.); Mississauga, Canada; Plymouth, Great Britain; Oevel, Belgium; Sydney Australia; Mexico City, Mexico; Buenos Aires, Argentina; and Rio de Janeiro, Brazil.

        The Company owns land contiguous to the Memphis, South Brunswick, Toronto, Plymouth, Oevel and Dungarvan facilities. Additional warehouse facilities are in Memphis and in South Brunswick. Facilities in Zaragoza, Spain serve as a distribution center.

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

Item 4.  Submission of Matters to a Vote of Security Holders

        On June 6, 1995 by waiver and unanimous consent of the Class B shareholders of the Company, the Board of Directors, consisting of the persons named in Item 10, was elected in its entirety.

        Leonard N. Block, James A. Block and Thomas R. Block were reappointed Members of the Executive Committee of the Board of Directors which, upon unanimous consent of all its Members, may exercise all the authority of the Board of Directors.

        PART II

Item 5. Market for the Registrant's Common Stock and
 Related Security Holder Matters

                      STOCK PRICE AND DIVIDEND INFORMATION

                        Market Price Range           Cash Dividends
                             of Class                 Declared Per
                          A Common Stock*                Share

Fiscal Year Ended
March 31, 1995           High        Low

First Quarter            $32 3/4     $29 1/2             $0.26

Second Quarter            32 1/4      29                 $0.26

Third Quarter             38          30 1/2             $0.27

Fourth Quarter            37 3/4      33                 $0.27**

Fiscal Year Ended
March 31, 1994

First Quarter             53          45                 $0.25

Second Quarter            46 1/2      32                 $0.25

Third Quarter             37 3/4      29 3/4             $0.26

Fourth Quarter            37 1/2      31 3/4             $0.26***

  * These are high and low bid quotes and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 ** In addition, a 3% stock dividend was paid on January 3, 1995 to Class A and B shareholders in Class A Common Stock.

*** In addition, a 3% stock dividend was paid on January 4, 1994 to Class A and B shareholders in Class A Common Stock.

The following table indicates the approximate number of shareholders of each class of the Company's equity securities as of June 6, 1995:

Title of Class                         Number of Shareholders

Common Stock, Class A (non-voting)                554

Common Stock, Class B (voting)                      5

Item 6. Selected Financial Data
                                         Fiscal Year Ended March 31

                         1995         1994         1993         1992         1991
Net Sales           $669,854,000 $613,283,000 $624,826,000 $562,932,000 $512,884,000
Income, Dividends
 & Other Income       23,026,000   23,383,000   26,490,000   22,328,000   17,970,000
Income Before
 Income Taxes         63,649,000   57,114,000   77,713,000   68,454,000   69,062,000
Income Taxes          13,280,000    9,262,000   16,167,000   11,187,000   15,852,000
Net Income            50,369,000   47,852,000   61,546,000   57,267,000   53,210,000
Average Number of
 Common Shares
 Outstanding (1)      20,148,000   20,115,000   20,090,000   20,074,000   20,195,000
Net Income Per Share
 of Common Stock (1)       $2.50        $2.38        $3.06        $2.85        $2.63
Cash Dividends Declared
 Per Share of
 Class A Common            $1.06        $1.02        $ .95        $ .85        $ .75
Stock Dividends Declared
 Per Share of
 Class A Common               3%           3%           3%           3%           3%
Stock Dividends Declared
 Per Share of
 Class B Common (2)           3%           3%           3%           3%           3%
Depreciation          16,031,000 $ 13,580,000 $ 10,727,000 $  9,059,000 $  8,215,000
Working Capital       26,095,000   32,637,000   51,203,000   69,563,000   88,620,000
Current Ratio                1.1          1.2          1.3          1.4          1.8
Total Assets         871,320,000 $771,068,000 $726,497,000 $649,608,000 $550,735,000
Long-Term Debt and
Notes Payable         15,273,000   17,880,000   19,160,000   19,435,000   19,459,000
Shareholders' Equity 562,531,000  515,121,000  485,298,000  446,550,000  398,736,000
Number of Employees        3,521        3,491        3,505        3,301        3,105

  (1) Restated to reflect stock dividends declared on Class A and Class B Common Stock by the Company in 1995 and previously.

  (2)  Payable in Class A Common Stock.

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition

        Operating Results

        Consolidated worldwide net sales for the fiscal year ended
March 31, 1995 were $669.9 million, an increase of 9% from the prior fiscal 1994, which recorded a decrease of 2%. Domestic and international sales increased in fiscal 1995. In fiscal 1994, both domestic and international sales decreased from the prior fiscal year. Domestic sales in fiscal 1995 increased 6%, reflecting volume growth of 4% and price increases of 2%. International sales in fiscal 1995 increased 12%. Excluding the impact of foreign currency exchange rate fluctuations, fiscal year 1995 sales would have risen 9%.

          Not included in the Company's sales is its 50% interest in a Japanese joint-venture company, Kobayashi-Block Company Limited, which is accounted for under the equity method. Total sales of the joint-venture for fiscal 1995 were $120.4 million, 30% higher than fiscal 1994, which had total sales of $92.4 million, 30% higher than fiscal 1993.

        The Company's largest business segment, dental products, increased 12% to $441 million, following a 2% decrease in the prior year. Consumer product sales increased to $149 million, a 1% increase compared to a 1% decrease in the previous year. Ethical pharmaceutical products registered sales of $80 million for an increase of 10%, compared to a decline of 4% in the prior fiscal year.

        Interest, dividends and other income for the current year approximated the prior year. In fiscal 1994, investment income decreased compared to fiscal 1993 principally due to lower interest rates.

        The cost of goods sold percentage to sales was 32.9% in fiscal 1995 compared to 33.5% in fiscal 1994 and 33.0% in fiscal 1993. These percentages were affected by improved manufacturing operations and mix of products sold, in addition to selective price increases.

        Selling, general and administrative expenses represented 61.0%, 61.0% and 58.8% of sales in fiscal 1995, 1994 and 1993, respectively. The major portion of such expenses are advertising and promotional expenditures essential to do business in the highly competitive environment in which the Company operates. In fiscal 1995 and 1994, these expenses were substantially increased and reflect a major program to increase advertising and promotion to meet significant competition and build brand equities.

        Due to the above factors, income before taxes was 9.5% of sales in fiscal 1995 as compared to 9.3% and 12.4% in fiscal 1994 and 1993, respectively.

        The effective income tax rates of 20.9%, 16.2% and 20.8% in fiscal 1995, 1994 and 1993, respectively reflect tax-exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland. For additional information, see "Income Taxes" in the Notes to Consolidated Financial Statements.

        The Company's foreign operations measure profitability in terms of U.S. Dollars and is subject to foreign exchange rate risk. If the U.S. Dollar strengthens, the profitability of foreign operations can be affected adversely. The profitability of foreign operations will benefit, however, if the U.S. Dollar weakens. During fiscal 1995, the U.S. Dollar weakened as compared to fiscal 1994. This had a favorable impact on profits for fiscal 1995.
Currently, the Company is not engaged in a hedging program for foreign currency.

        Although inflation has been moderate throughout fiscal 1995 and 1994, the Company has continued to utilize selective price increases and budgetary monitoring of advertising, personnel and other operating expenses to control its operating margins. Research and Development outlays have been increased in the continuing effort to develop new and improved products and line extensions.

        Liquidity and Capital Resources

        Cash increased to $13.7 million at March 31, 1995 from $8.9 million at March 31, 1994 and $6.6 million at March 31,1993.

        Net cash flows from operating activities were $50 million in fiscal 1995, $26 million less than the prior year. Increases in accounts receivable and inventories more than offset increases in accounts payable and other current assets. In fiscal 1994, net cash flows from operating activities were $76 million, $30 million more than the prior year. Decreases in inventories, together with increases in accounts payable, more than offset decreases in operating results and increases in accounts receivable and other current and non-current assets. Accounts receivable at year-end 1995, 1994 and 1993 represented 2.1, 1.9 and 1.8 average month of sales, respectively. Inventory levels comprised 6.2, 5.2, and 5.6 months supply at year-end 1995, 1994, and 1993 respectively.

        Net cash used in investing activities for fiscal 1995 was $70 million, compared to $58 million in fiscal 1994. Increases in goodwill and other intangible assets, additions to property, plant and equipment, and purchases of long-term securities more than offset proceeds from sales of securities.
In fiscal 1993, the net cash outflows for investing activity was $75 million. Throughout the three-year period, the Company, consistent with its plans for growth and expansion, continued the modernization and expansion of its manufacturing, distribution and office facilities, domestically and internationally.

        In fiscal 1995, the Company acquired the product lines of Goody's Pharmaceuticals Inc., a manufacturer and marketer of over-the-counter health care products.

        After the close of the fiscal year, the Company entered into a contract to sell selected assets of its U.S. Reed & Carnrick Pharmaceutical Division to Schwarz Pharma Kremers-Urban, a wholly-owned subsidiary of Schwarz Pharma of Monheim, Germany. The U.S. Reed & Carnrick Division's sales for the fiscal year ended March 31, 1995 were approximately $50 million. International pharmaceutical businesses were not included in the transaction. The sale is subject to certain conditions and government approvals and is expected to close by June 30, 1995. This divestiture renews the Company's focus on its key areas of corporate strength to help achieve its long-term growth objectives.

        After the close of the fiscal year, the Company signed a contract to acquire the U.S. Rug and Room Deodorizer businesses of Reckitt & Colman, Inc. Pursuant to the agreement, the Company will purchase the CARPET FRESH-R and RUG FRESH-R trademarks and be granted exclusive licenses for use of the AIRWICK-R and NEUTRA AIR-R trademarks in the Rug and Room Deodorizer product category in the U.S. This transaction is subject to receipt of regulatory consents and is expected to close in the third calendar quarter of 1995.

        Net capital expenditures of $35 million in fiscal 1995 approximated fiscal 1994, compared to $46 million in fiscal 1993.

        Domestically, major projects over this three-year period have been the modernization and expansion of laboratories and office facilities at the Jersey City, New Jersey corporate headquarters, the purchase of a new distribution and manufacturing facility near the South Brunswick, New Jersey plant and the renovation and expansion of production and warehouse facilities at the Memphis, Tennessee and South Brunswick, New Jersey plants. The Company's foreign facilities were also expanded in fiscal 1995.

        Liquidity and Capital Resources (Continued)

Expenditures continued to be made for renovation and expansion of production and warehousing facilities in Ireland, England, Belgium and Argentina. Expansion, both domestic and foreign is expected to continue in fiscal 1996 but to a lesser extent than in fiscal 1995. The Company anticipates future capital spending to approximate 5% of net sales, and expects to fund modernization and expansion programs through funds generated from operations and through short-term borrowings, as appropriate.

        Net cash provided by financing activities was $25 million in fiscal 1995, compared to net cash used of $15 million in fiscal 1994. In fiscal 1993, there was a net cash inflow of $30 million. The financing inflows in fiscal 1995 arose from the proceeds from debt issuance of $41 million to help finanace the acquisition of Goody's Pharmaceuticals, Inc. which more than offset dividends to shareholders and debt repayment. The financing outflows in fiscal 1994 arose from the payment of dividends and payment of debt with no new issuances of debt. In fiscal 1993, the proceeds from debt issuance of $45 million more than offset dividends to shareholders and debt repayment.

        An overall weakening of the United States Dollar in relation to foreign currencies resulted in net foreign currency translation gains of $6.7 million in fiscal 1995. In fiscal 1994, a strong United States Dollar relative to foreign currencies resulted in net foreign currency translation losses of $7.5 million. Such amounts were charged directly to shareholders' equity in the balance sheet.

        In fiscal 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting For Certain Investments in Debt and Equity Securities" and has reclassified in the fourth quarter all long-term securities as "available for sale". These long-term securities reported at fair value resulted in unrealized holding gains of $1.8 million, which is net of $0.6 million in taxes. This was charged directly to shareholders' equity in the balance sheet.

        In March, 1995, the Financial Accounting Standard Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This pronouncement establishes accounting standards for when impairment losses relating to long-lived assets, identifiable intangibles, and goodwill related to those assets should be recognized and how the losses should be measured. The Company must implement SFAS No. 121 in fiscal 1996. Management anticipates that the adoption of SFAS No. 121 will not have a significant impact on the Company's consolidated financial position or results of operations.

        The Company anticipates that sufficient finds will be provided from operations and borrowing capabilities for capital expenditures, dividend payments and other cash needs in fiscal 1996. The Company had uncommitted lines of credit totaling $249 million and $201 million at March 31, 1995 and 1994, respectively.

Item 8. Financial Statements and Supplementary Data

        REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the consolidated financial statements and the financial statement schedules of Block Drug Company, Inc. and Subsidiaries listed in the index on page 48 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain foreign subsidiaries and branches, which statements reflect total assets and total revenues constituting approximately 10 percent and 26 percent, respectively, in the year ended March 31, 1995, 11 percent and 23 percent, respectively, in the year ended March 31, 1994 and 10 percent and 24 percent, respectively, in the year ended March 31, 1993 of the corresponding consolidated totals. These statements were audited by other auditors whose reports thereon were furnished to us. Our opinion expressed herein, insofar as it relates to the amounts for such subsidiaries and branches, is based solely upon such reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Block Drug Company, Inc. and subsidiaries as of March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
March 31, 1995 in conformity with generally accepted accounting principles.
In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

        As discussed in notes 1 and 4 to the consolidated financial statements for the year ending March 31, 1995, the Company changed its method of accounting for certain investments in debt and equity securities.

                                        COOPERS & LYBRAND L.L.P.

New York, New York
June 6, 1995

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                        March 31
                    ASSETS                           1995              1994
Current Assets:
Cash                                            $ 13,706,000       $ 8,896,000
Marketable securities, at market for 1995;
 at cost which approximates market for
 1994 (Note 4)                                    24,061,000        19,338,000
Accounts receivable, less allowances of
$3,222,000 (1995) and $2,709,000 (1994)          114,656,000        97,814,000
Inventories (Notes 1 and 2)                      113,419,000        88,986,000
Other current assets                              30,045,000        34,079,000
  Total current assets                           295,887,000       249,113,000
Property, plant and equipment, less
 accumulated depreciation (Notes 1 and 3)        229,446,000       207,474,000
Long-term securities, at market for 1995;
 at cost for 1994, market value $281,601,000
 (1994) (Note 4).                                260,076,000       275,574,000
Goodwill and other intangible assets,
 less accumulated amortization of
 $9,865,000 (1995) and $8,825,000 (1994)
 (Note 1)                                         64,040,000        21,721,000
Other assets                                      21,871,000        17,186,000
  Total assets                                  $871,320,000      $771,068,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes and bonds payable (Note 5)                $155,591,000      $114,983,000
Accounts payable and accrued expenses (Note 6)   101,952,000        88,359,000
Income taxes payable (Note 7)                      8,884,000        10,056,000
Dividends payable                                  3,365,000         3,078,000
  Total current liabilities                      269,792,000       216,476,000
Long-Term notes and bonds payable (Note 5)        15,273,000        17,880,000
Deferred income taxes (Note 7)                    13,086,000        11,424,000
Deferred compensation and other payables
 (Notes 1 and 8)                                  10,638,000        10,167,000
  Total liabilities                              308,789,000       255,947,000
Shareholders' equity (Notes 1 and 9):
Class A common stock, non-voting par
 value $.10-15,000,000 shares (1995 and 1994)
 authorized, 12,466,172 (1995) and 11,839,501
 (1994) shares issued and outstanding              1,247,000         1,184,000
Class B common stock, par value $.10-30,000,000
 shares authorized, 7,704,400 shares issued and
 outstanding                                         770,000           770,000
Capital in excess of par value                   194,426,000       173,372,000
Retained earnings                                367,325,000       349,500,000
Cumulative foreign currency translation
 adjustment (Note 1)                              (3,054,000)       (9,705,000)
Unrealized holding gain on marketable
 securities (Note 4)                               1,817,000              -
Total shareholders' equity                       562,531,000       515,121,000
  Total liabilities and shareholders' equity    $871,320,000      $771,068,000

                  See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Years Ended March 31, 1995, 1994 and 1993
                                        1995            1994          1993
Revenues:
Net sales (Note 11)                 $669,854,000    $613,283,000   $624,826,000
Interest, dividends and
 other income                         23,026,000      23,383,000     26,490,000

                                     692,880,000     636,666,000    651,316,000
Cost and Expenses:
Cost of goods sold                   220,522,000     205,595,000    206,453,000
Selling, general and
 administrative                      408,709,000     373,957,000    367,150,000

                                     629,231,000     579,552,000    573,603,000
Income before income taxes
 (Note 11)                            63,649,000      57,114,000     77,713,000
Income Taxes (Note 7):
 Current                              12,561,000       8,809,000     16,296,000
 Deferred                                719,000         453,000       (129,000)

                                      13,280,000       9,262,000     16,167,000

Net Income                            50,369,000      47,852,000     61,546,000
Retained earnings at beginning
 of year                             349,500,000     331,633,000    306,024,000
Less: Cash dividends declared-$1.06
 (1995) and $1.02 (1994) and $.95
 (1993) per share of Class A
 common stock                        (12,731,000)    (11,632,000)   (10,286,000)
Stock dividend 3% (1995, 1994 and
 1993) to Class A and Class B
 shareholders payable in Class A
 common stock (Note 9)               (19,813,000)    (18,353,000)   (25,651,000)

Retained earnings at end of year    $367,325,000    $349,500,000   $331,633,000

Earnings per share of common stock
 (Notes 1 and 9)                    $       2.50    $       2.38   $       3.06

                    See notes to consolidated financial statements.


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 1995, 1994 and 1993
                                         1995            1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                          $ 50,369,000    $ 47,852,000   $ 61,546,000

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

Depreciation and amortization         17,071,000      14,539,000     11,659,000

Deferred income tax provision            719,000         453,000       (129,000)

Deferred compensation provision        2,700,000       1,773,000      2,492,000

Equity in net income of joint venture (2,836,000)     (1,780,000)      (958,000)

Gain on sales of long-term securities     10,000         (42,000)    (4,747,000)

Other, net                             1,947,000       1,283,000        915,000

Changes in assets and liabilities that
provided (used) cash, net of effects
from purchase of products acquired:

Accounts receivable                   11,311,000      (5,286,000)   (13,432,000)

Inventories                          (20,108,000)      5,224,000    (12,113,000)

Accounts payable and
 accrued expenses                     11,122,000      19,558,000         (4,000)

Other current assets                   5,873,000      (2,482,000)      (136,000)

Other assets                          (1,656,000)     (2,523,000)      (140,000)

Income taxes and dividends payable    (1,738,000)     (1,180,000)     3,287,000

Payments of deferred compensation     (2,453,000)     (1,351,000)    (2,366,000)

Other noncurrent liabilities                            (100,000)      (200,000)

Net cash flows from operating
 activities                           49,709,000      75,938,000     45,674,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and
 equipment                           (34,542,000)    (35,215,000)   (46,268,000)

Decrease (increase) in marketable
 securities                            3,951,000       6,945,000     (3,271,000)

Proceeds from sales of long-term
 securities                           37,807,000      23,910,000     67,227,000

Purchase of Long-Term Securities     (28,686,000)    (52,992,000)   (86,855,000)

Payment for products acquired        (48,957,000)       (250,000)    (6,145,000)

Net cash used in investing
 activities                          (70,427,000)    (57,602,000)   (75,312,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to shareholders       (12,731,000)    (11,631,000)   (10,396,000)

Proceeds from issuance of debt        40,570,000                     45,286,000

Payment of debt                       (2,612,000)     (3,643,000)    (5,172,000)

Net cash provided by (used in)
 financing activities                 25,227,000     (15,274,000)    29,718,000

Effect of exchange rates on cash         301,000        (793,000)      (717,000)

Increase (decrease) in cash            4,810,000       2,269,000       (637,000)

Cash, beginning of year                8,896,000       6,627,000      7,264,000

Cash, end of year                    $13,706,000     $ 8,896,000    $ 6,627,000

                 See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

For the Years Ended March 31, 1995, 1994 and 1993

SUPPLEMENTAL CASH FLOW DATA              1995            1994           1993
Cash Paid During the Year:
Interest                             $ 7,676,000     $ 6,979,000    $ 6,927,000

Income taxes                         $13,646,000     $13,627,000    $14,396,000

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

        Net foreign exchange losses of $2,951,000, $1,789,000 and $4,913,000, consisting of transaction gains and losses and translation losses relating to highly inflationary countries, were included in the determination of net income for fiscal years 1995, 1994 and 1993, respectively.

                                   1995             1994            1993

Transactions                    $  649,000      $  383,000       $2,788,000

Translation                      2,302,000       1,406,000        2,125,000

Total                           $2,951,000      $1,789,000       $4,913,000

CUMULATIVE TRANSLATION
 ADJUSTMENT RECONCILIATION         1995             1994            1993

Balance-Beginning               (9,705,000)     (2,225,000)      11,093,000

Translation Adjustment           6,651,000      (7,480,000)     (13,318,000)

Balance Ending                  (3,054,000)     (9,705,000)      (2,225,000)

Inventories:

        Inventories are stated at the lower of cost or market. Cost is determined principally by the average cost and first-in, first-out methods.

Property, plant and equipment and depreciation:

        Property, plant and equipment is recorded at cost. Depreciation is provided over estimated lives using the straight-line method. Average useful lives are 50 years for buildings and building additions, and 12 years for equipment. The cost of maintenance, repairs and minor renewals of property, plant and equipment are charged to operations; major renewal and betterments are capitalized.

Goodwill and other intangible assets:

        Goodwill and other intangible assets represent the excess of cost over the fair value of net tangible assets of companies or products purchased. Goodwill acquired prior to October 31, 1970 is not being amortized since, in management's opinion, its value has not diminished. Goodwill acquired subsequent to that date is being amortized using the straight-line method over the years estimated to be benefited, but not to exceed 40 years. Other intangible assets are recorded at cost and amortized over their estimated useful lives on the straight line method. Intangible assets are periodically reviewed to determine the recoverability of unamortized balances using undiscounted cash flows.

        In March, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of." This pronouncement establishes accounting standards for when impairment losses relating to long-lived assets, identifiable intangibles, and goodwill related to those assets should be recognized and how the losses should be measured. The Company must implement SFAS No. 121 in fiscal 1996. Management anticipates that the adoption of SFAS No. 121 will not have a significant impact on the Company's consolidated financial position or results of operations.

        Amortization of goodwill and other intangible assets was $1,040,000, $959,000 and $931,000 in the years ended March 31, 1995, 1994 and 1993, respectively.

Marketable securities and fair value of financial instruments:

        Marketable securities classified as current assets include cash equivalents (i.e. interest-bearing securities with maturities of 90 days or less at time of purchase) that are recorded at cost (which approximates market) and other debt instruments with less than one year remaining until maturity that are treated as available for sale and recorded at market value.

        On April 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Current and non-current marketable securities were reclassified from held-to-maturity to available-for-sale under SFAS No. 115 as of the beginning of the fourth fiscal quarter of fiscal 1995. The fair values of such securities are determined by independent pricing services and/or securities dealers.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

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

Research and development expenditures:

        Research and development expenditures are charged to operations as incurred. The charges for years ended March 31, 1995, 1994 and 1993 were $23,465,000, $21,568,000 and $20,428,000, respectively.

Net income per share of common stock:

        Net income per share of common stock is based on the combined weighted average number of shares of Class A and Class B Common Stock outstanding during each period, which was 20,148,000, 20,115,000 and 20,090,000 in fiscal 1995, 1994 and 1993, respectively.

Note 2. Inventories:

                                                          March 31

Major classes of inventories comprise:           1995                  1994

Raw and packaging materials                  $ 41,033,000          $32,398,000

Finished goods                                 72,386,000           56,588,000

  Total                                      $113,419,000          $88,986,000

Note 3. Property, Plant and Equipment:

                                                          March 31


Major classes of property, plant and
 equipment are summarized as follows:            1995                  1994

Land                                         $20,585,000           $18,925,000

Building and related improvements            147,138,000           132,460,000

Machinery and equipment                      119,224,000           100,517,000

Furniture and fixtures                        36,223,000            30,452,000

Construction in progress                       4,825,000             7,060,000

                                             327,995,000           289,414,000
Less: Accumulated depreciation
                                              98,549,000            81,940,000

  Total                                     $229,446,000          $207,474,000

        Depreciation expense for the years ended March 31, 1995, 1994 and 1993 was $16,031,000, $13,580,000 and $10,727,000 respectively. Certain of the above properties are pledged as collateral for the bonds (Note 5).

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Note 4. Marketable Securities:

        On April 1, 1994, the Company adapted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." It classified its marketable securities as hold-to-maturity and reported at amortized cost.
On January 1, 1995, the Company reclassified all of its marketable securities as available-for-sale. This reclassification is primarily a result of changing economic circumstances. As a result of this change in classification, on January 1, 1995, the Company recorded an unrealized holding loss of $4,020,000, net of a tax effect of $127,000, in a separate component of shareholders' equity. There was no effect on net income as a result of this adoption or change in portfolio classification.

        The marketable securities, both current and noncurrent, as of March 31, 1995 consisted of the following:

                                                          Unrealized Holding

                                         Fair Value          Gains        Losses

U.S. government and its agencies   $ 73,178,000       $1,781,000   $  922,000

Municipal and state                 195,530,000        3,906,000    2,371,000

Other, principally money market          15,429,000

                                   $284,137,000       $5,687,000   $3,293,000

        The above unrealized holding gains and losses, net of income taxes of $577,000, are reflected as "unrealized holding gain on marketable securities" in shareholders' equity.

        The maturities of the Company's investment in debt securities, at fair value, as of March 31, 1995 were as follows:

                   Within 1 year                   $ 24,061,000

                   After 1 year through 5 years      19,539,000

                   After 5 years through 10 years   154,437,000

                   After 10 years                    86,100,000

                                                   $284,137,000


        For the year ended March 31, 1995, the proceeds from the sales of available-for-sale securities were $10,161,000. Gross realized gains and gross realized losses from these transactions were $270,000 and $258,000, respectively. The cost of marketable securities sold was determined by specific identification.

        As of January 1, 1995, the amortized cost of securities transferred from held-to-maturity to available-for-sale was $288,214,000.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Note 5. Notes and Bonds Payable:

        Short-term notes payable consist of borrowings from various banks at interest rates ranging from 6.3% to 9.8%. At March 31, 1995, the Company maintained short term uncommitted bank lines of credit aggregating $248,810,000 and $200,668,000. Of these amounts, $93,513,000 and $86,736,000 was unused at March 31, 1995 and 1994, respectively.

                                                            March 31

Long-term notes and bonds payable are
 comprised of the following:                       1995              1994

9.1% notes due in fiscal 1995                 $      -           $ 1,698,000

11.75% bonds due fiscal 1995 through
 fiscal 2001                                    5,625,000          6,560,000

5.0% to 7.8% notes due in fiscal 1995                -             2,392,000

7.3% to 7.5% notes due in fiscal 1997           3,380,000          2,780,000

7% notes due fiscal 2000                        1,818,000               -

Variable rate bonds (currently 4.2%),
 due in fiscal 2010                             4,450,000          4,450,000

                                              $15,273,000        $17,880,000

        Certain properties of the Company (approximate book value $10,817,000) are pledged as collateral for the bonds (Note 3). The requirements of the bond indentures include the maintenance by the Company of minimum consolidation net worth and net working capital including long-term marketable securities of $250,000,000 and $50,000,000, respectively.

        Interest expense on all borrowing aggregated $8,292,000 in fiscal 1995, $7,029,000 in fiscal 1994 and $6,926,000 in fiscal 1993.

Long-term debt at March 31, 1995 is payable as follows:

Year ended March 31

1997                           $  4,320,000

1998                                935,000

1999                                940,000

2000                              2,753,000

2001 and later                    6,325,000

                               $ 15,273,000

        The Company has entered into interest rate cap agreements to reduce the impact of increases in interest rates on its short-term floating rate debt. They cover a $100 million notional value for the period 6/1/93 to 6/1/02 and an additional $50 million for the period of 6/1/95 to 6/1/02. The agreements, which are spread equally among six counterparties, entitle the Company to receive quarterly amounts, if any, by which interest on the notional value at the 90 day LIBOR rate exceeds 4% at quarterly reset dates during the year beginning 6/1/93, 5% during the year beginning 6/1/94, 7% during the two years beginning 6/1/95 and 9% during the five years beginning 6/1/97. The premium is paid for the term of the agreements in quarterly installments of $127,236 on the $100 million beginning 6/1/93 and $116,013 on the $50 million beginning 6/1/95. The Company received payment totaling $265,000 during the year pursuant to these agreements and recorded the payment as a reduction of interest expense. As of March 31, 1995, the fair market value of the $100 million notional amount of these agreements, net of the present value of premium installment payments due, was $585,000.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Note 6. Accounts Payable and Accrued Expenses:

                                                            March 31

Accounts payable and accrued expenses are
 comprised of the following:                         1995             1994

Accounts payable - trade                         $ 31,568,000     $ 23,928,000

Accrued salaries, wages, vacation pay
 and bonuses                                       28,114,000       23,488,000

Accrued advertising and selling expenses           26,505,000       26,868,000

Other current liabilities                          15,765,000       14,075,000

                                                 $101,952,000     $ 88,359,000

Note 7. Income Taxes:

        The Company adopted SFAS No. 109, "Accounting for Income Taxes," in the first fiscal quarter of 1994. SFAS No. 109 requires an asset and liability approach for income tax accounting. The net impact of adoption did not have a significant effect on net income.

        The provision for income tax expense comprised the following:

                                       Current        Deferred       Total

For the year ended March 31, 1995:

        Federal                       $3,326,000     $1,123,000    $4,449,000

        Foreign                        7,836,000       (500,000)    7,336,000

        State                          1,399,000         96,000     1,495,000

                                     $12,561,000     $  719,000   $13,280,000

For the year ended March 31, 1994:

        Federal                      $(1,096,000)    $ (270,000)  $(1,366,000)

        Foreign                        9,107,000        746,000     9,853,000

        State                            798,000        (23,000)      775,000

                                     $ 8,809,000     $  453,000    $9,262,000

For the year ended March 31, 1993:

        Federal                      $ 7,443,000     $   77,000    $7,520,000

        Foreign                        7,699,000       (213,000)    7,486,000

        State                          1,154,000          7,000     1,161,000

                                     $16,296,000     $ (129,000)  $16,167,000

        Deferred income tax expenses result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The source and the tax effect of these differences were as follows:

                                         1995            1994         1993
For the year ended March 31:

Depreciation                          $2,140,000     $1,786,000     1,664,000

Expenses (not) currently
deductible for tax purposes             (669,000)    (1,437,000)   (1,424,000)

Other                                   (722,000)       104,000      (369,000)

                                      $  719,000     $  453,000     $(129,000)

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

        Total income tax expense for the fiscal years ended March 31, 1995, 1994 and 1993 was 20.9%, 16.2% and 20.8%, respectively, of income before income taxes as compared to the U.S. statutory income tax rate of 35.0%, 35.0% and 34.0%, respectively. The principal differences between the U.S. statutory and effective income tax rates were as follows:

                                        Percent of Income Before Income Taxes

For the year ended March 31:               1995           1994           1993

U.S. statutory income tax rate             35.0%          35.0%          34.0%

Tax exempt state and municipal
 bond income                               (5.5)          (5.8)          (3.4)

Irish operating income taxed at
 lower rate                                (4.4)          (8.9)          (6.0)

Reduction in taxes resulting from
 Puerto Rico source income subject
 to lower tax rate                         (3.6)          (3.1)          (4.4)

Other, net                                 (0.6)          (1.0)            .6

                                           20.9%          16.2%          20.8%

        The Company's subsidiaries in Puerto Rico have agreements which commenced in fiscal 1988 and expire in 2002, which provide for a 90% exemption from income taxes on operating income. The Company's subsidiary in Ireland has a 10% tax rate on export sales. The Company has not accrued U.S. federal income taxes on cumulative undistributed earnings of foreign subsidiaries of $175,184,900 as of March 31, 1995, since the majority of such earnings are expected to be permanently reinvested abroad. Where it is the intention to remit earnings, the related U.S. income taxes on these earnings, after giving effect to available tax credits, would not be material.

        Deferred tax assets and liabilities consisted of the following*:

                                                        March 31
                                            1995                      1994
Deferred tax assets:
Coupon accrual, sales discounts, and
workers compensation                     $3,331,000                $3,826,000

Employee benefits                         4,708,000                 3,945,000

Accrual on vacation                       1,055,000                 1,062,000

Deferred compensation                     2,770,000                 3,237,000

Other                                     2,047,000                 1,580,000

                                        $13,911,000               $13,650,000

Deferred tax liabilities:
Property, plant and equipment           $16,361,000               $14,516,000

Other                                     1,254,000                 2,173,000

                                        $17,615,000               $16,689,000

  * As of March 31, 1995 and 1994, recoverable income taxes reflected in the balance sheet in "Other current assets" included current deferred tax assets of $9,382,000 and $9,065,000, respectively. In 1994, this amount was reduced by current deferred tax liabilities of $680,000. The remaining deferred tax liabilities, net of deferred tax assets, were reflected in the balance sheet as "Deferred income taxes".

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Note 8. Retirement and Deferred Compensation Plans:

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

                                     1995           1994            1993

Service cost                      $4,822,000     $4,151,000      $4,492,000

Interest cost on projected
 benefit obligation                4,404,000      3,776,000       3,662,000

Actual return on plan assets      (1,216,000)    (5,106,000)     (5,935,000)

Net amortization and deferral     (4,928,000)      (616,000)        698,000

  Net periodic pension cost       $3,082,000     $2,205,000      $2,917,000

        The following table sets forth the present value of benefit obligations and funded status for the Company's foreign and domestic plans:

                                        1995                          1994

Actuarial present value of benefit
 obligations, including vested
 benefits of $42,403,000 in 1995
 and $33,941,000 in 1994             $41,664,000                  $34,945,000

Projected benefit obligations         62,824,000                  $47,733,000

Plan assets at fair value
 (primarily invested in stocks,      $67,763,000    $67,754,000
 bonds and government obligations)     2,988,000     1,686,000
 Add: Unrecognized prior service cost

Less: Unrecognized, net gain on
      assets                           13,432,000     21,136,000
      Unamortized transition asset
      established as of February 28,
      1985                              3,653,000      4,462,000    43,842,000

      Adjustment for minimum
      liability                           634,000

      One time purchase price
      liability                           315,000     52,717,000

Net pension liability                                $10,107,000   $3,891,000

        The expected long-term rate of return on plan assets was 8% for 1995 and 1994. The weighted average discount rate was 8% for 1995 and 1994. The rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations was 6.0% for 1995 and 1994.

        The domestic plans are fully funded. Plan assets consist primarily of government bonds, corporate bonds and common stocks. The Company's foreign subsidiaries have plans under which funds are deposited with trustees or annuities are purchased.

        The Company has a Special Stock Unit Plan (the "Plan") whereby selected participants receive the right to deferred compensation based on the growth in the Company's average earnings per share, as defined in the Plan, and the value of the awards is adjusted to reflect the dilutive effect of stock dividends. Charges under the Plan for the years ended March 31, 1995, 1994 and 1993 were $559,000, $718,000 and $2,478,000, respectively.

        The Company has employment contracts with four executives of the Company. These contracts specify the payment of benefits to the individual or beneficiary upon the termination of their employment or death. Deferred compensation payable included $2,801,000 at March 31, 1995 and $2,508,000 at March 31, 1994, respectively. Such amounts represent the actuarially determined present value of the vested benefits.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

        In addition to providing pension benefits, the Company provides certain retiree health care benefits for substantially all non-union employees (excluding Puerto Rico) who reach retirement age while working for the Company. Health care benefits are provided by Blue Cross Blue Shield of New Jersey and selected Health Maintenance Organizations. The Company reserves the right to change or discontinue these benefits, in whole or in part at any time.

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

The postretirement benefit liability as of March 31, 1995 is as follows:

                                                                  1995

Retirees
                                                               $3,080,000

Fully eligible active plan participants                           858,000

Other active plan participants                                  3,263,000

  Total accumulated postretirement benefit
obligation                                                      7,201,000

Less: Plan assets at fair value and accruals                         -

      Unrecognized net loss from past experience
      different from that assumed and from changes
      in assumptions                                              168,000

      Unrecognized transition obligation                        5,052,000

  Accrued postretirement benefit cost
  recognized in the Balance Sheet                              $1,981,000

  The costs of providing postretirement benefits for the period April 1, 1994 to March 31, 1995 includes the following:

                                                                  1995

Service cost benefits attributed to service
during the period                                              $  273,000

Interest cost on the accumulated
postretirement benefit obligation                                 508,000

Estimated return on plan assets                                      -

Amortization of transition obligation                             281,000

  Net periodic postretirement benefit cost                     $1,062,000

        The accumulated postretirement benefit obligation was determined by application of the terms of the medical plan together with relevant actuarial assumptions and a health-care cost trend rate of 9% in 1995 decreasing gradually to 6.0% in 2001 and thereafter. These costs also reflect the implementation of a $2,000 per year cost cap and contribution schedule of 0% to 75% of cost based on years of service at retirement for new retirements after October 1, 1993. The effect of a 1% annual increase in the assumed cost trend rates would have a minimal effect due to the cost cap.
The increase in the accumulated postretirement benefit obligation would be approximately $704,000 and the aggregate of the service and interest cost components of net postretirement health care cost for 1995 would be approximately $68,000.

        Measurement of the accumulated postretirement benefit obligation was based on an 8.0% assumed discount rate.

        In November, 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for benefits provided to former or inactive employees after employment but before retirement. These benefits include salary continuation, disability benefits, severance pay and continuation of health care benefits. The Company implemented SFAS No. 112 in fiscal 1995. The adoption of SFAS 112 did not have a significant effect on the results of operations and financial position.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

Note 9.  Shareholders' Equity:

        The two classes of the Company's Common Stock are identical in all respects except that (a) all voting rights are held by the owners of Class B Common Stock and (b) holders of Class A Common Stock are entitled to receive dividends, when and if declared by the Board of Directors whether or not dividends are declared in respect of the Class B Common Stock, but in the event of the declaration of a dividend in respect of the Class B Common Stock, a dividend of at least the same amount must be declared in respect of the Class A Common Stock. The Company's Certificate of Incorporation provides that upon an affirmative vote of the holders of two-thirds of the outstanding Class B Common Stock, all shares of Class A Common Stock will be converted into Class B Common Stock. The conversion terms are one share of Class A Common Stock for one share of Class B Common Stock subject to certain antidilutive or other capital reorganization provisions.

        On October 25, 1994, the Company declared an increased cash dividend of $.27 on the Class A Common Stock and a Class A Common Stock dividend of 3% on both the Class A and Class B Common Stock, payable on January 3, 1995 to shareholders of record as of December 1, 1994.

        On October 26, 1993, the Company declared an increased cash dividend of $.26 on the Class A Common Stock and a Class A Common Stock dividend of 3% on both the Class A and Class B Common Stock, payable on January 4, 1994 to shareholders of record as of December 1, 1993.

        On October 27, 1992, the Company declared an increased cash dividend of $.25 on the Class A Common Stock and a Class A Common Stock dividend of 3% on both the Class A and Class B Common Stock, payable on January 4, 1993 to shareholders of record as of December 1, 1992.

        Net income per share of common stock has been restated to reflect the current and prior year's stock dividends.

        Changes in Class A Common Stock, Class B Common Stock and capital in excess of par value during fiscal 1995, 1994 and 1993 were as follows:

                              CLASS A              CLASS B
                            COMMON STOCK         COMMON STOCK
                                                                  Capital in
                               ISSUED               ISSUED       Excess of Par
                                                                    Value
                            Shares    Amount    Shares   Amount

Balance, March 31, 1992  10,673,255 $1,067,000 7,704,400 $770,000 $127,596,000

3% Stock Dividend           551,632 $   55,000                    $ 25,596,000

Savings Incentive Plan (1)   16,490      2,000                         804,000

Balance, March 31, 1993  11,241,377 $1,124,000 7,704,400 $770,000 $153,996,000

3% Stock Dividend           569,080 $   57,000                    $ 18,296,000

Savings Incentive Plan (1)   36,844      4,000                       1,344,000

Repurchase of Shares         (7,800)    (1,000)                     (  264,000)

Balance, March 31, 1994  11,839,501 $1,184,000 7,704,400 $770,000 $173,372,000

3% Stock Dividend           587,066 $   59,000                    $ 19,755,000

Savings Incentive Plan (1)   39,605      4,000                       1,299,000

Balance, March 31, 1995  12,466,172 $1,247,000 7,704,400 $770,000 $194,426,000

(1) The Company has a voluntary savings incentive plan for eligible domestic employees. Company contributions to this 401(K) plan are made in the form of the Company's Class A Common Stock.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

Note 10.  Legal Matters:

        The Company is involved in various routine litigation incidental to its business. While the significance of these matters cannot be fully assessed at this time, management, on advice of counsel, does not believe that any liability that may arise from these proceedings will have a material adverse impact on the Company's consolidated financial position or results of operations.

Note 11.  Product Segments:

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

Note 12.  Subsequent Events:

        The Company has signed an agreement to sell selected assets of its U.S. Reed & Carnrick Pharmaceutical Division with annual sales of approximately $50,000.000. The Company's international pharmaceutical businesses are not included in the sale and will operate as they did prior to the sale. The transaction is expected to close by the end of June, 1995, and is not expected to have an unfavorable impact on the Company operating results.

        After the close of the fiscal year, the Company signed a contract to acquire the U.S. Rug and Room Deodorizer businesses of Reckitt & Colman, Inc. Pursuant to the agreement, the Company will purchase the Carpet Fresh-R and Rug Fresh-R trademarks and be granted exclusive licenses for use of the Airwick-R and Neutra Air-R trademarks in the Rug and Room Deodorizer product category in the U.S. This transaction is subject to receipt of regulatory consents and is expected to close in the third calendar quarter of 1995.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

        The following table presents information concerning the Company's operations by product segment and geographic area for the years ended March 31, 1995, 1994 and 1993.

                                     1995             1994              1993
                                                 (in thousands)

PRODUCT SEGMENTS
Net Sales:

Dental                            $ 440,531         $393,613          $401,161

Consumer Products                   149,208          147,012           148,012

Ethical Pharmaceutical               80,115           72,658            75,653

Consolidated net sales            $ 669,854         $613,283          $624,826

Operating Income:

Dental                            $  58,742         $ 46,177          $ 54,554

Consumer Products                    15,530           21,853            26,759

Ethical Products                     10,178           10,156            12,464

Total operating income               84,450           78,186            93,777

General corporate expenses          (20,801)         (21,072)          (16,064)

Consolidated income before
 income taxes                     $  63,649         $ 57,114          $ 77,713

Assets:

Dental                            $ 333,188         $325,325          $271,819

Consumer Products                   174,890          115,496           101,045

Ethical Pharmaceutical               53,145           57,166            60,200

Total identifiable assets           561,223          497,987           433,064

General corporate assets            310,097          273,081           293,433

Consolidated assets               $ 871,320         $771,068          $726,497

Depreciation and Amortization:

Dental                            $   9,950         $  8,554          $  7,204

Consumer Products                     4,856            3,756             2,707

Ethical Pharmaceutical                2,264            2,229             1,748

Consolidated depreciation
 and amortization                 $  17,070         $ 14,539          $ 11,659

Capital Expenditures, Net:
Dental                            $  22,234         $ 18,836          $ 26,586

Consumer Products                     9,899           13,251            13,754

Ethical Pharmaceutical                2,409            3,128             5,928

Consolidated capital expenditures $  35,542         $ 35,215          $ 46,268

GEOGRAPHIC AREA
Net Sales:
United States                     $ 340,028         $318,665          $326,431

Europe                              242,424          211,539           223,665

Other                                87,402           83,079            74,730

Consolidated net sales            $ 669,854         $613,283          $624,826

Operating Income:
United States                     $  41,801         $ 29,963          $ 49,830

Europe                               29,932           31,068            30,555

Other                                12,717           17,155            13,392

Total operating income               84,450           78,186            93,777

General corporate expenses          (20,801)         (21,072)          (16,064)

Consolidated income before
 income taxes                     $  63,649         $ 57,114          $ 77,713

Assets:
United States                     $ 314,149         $243,437          $232,999

Europe                              212,830          203,767           164,626

Other                                34,244           50,783            35,439

Total identifiable assets           561,223          497,987           433,064

General corporate assets            310,097          273,081           293,433

Consolidated assets                $871,320         $771,068          $726,497

        General corporate expenses consist of administrative expenses, translation losses relating to highly inflationary countries and interest less investment income. General corporate assets consist principally of marketable and long-term securities. 1994 and 1993 amounts are reclassified to conform to 1995 presentation.

QUARTERLY FINANCIAL INFORMATION
(Unaudited)

        The following is a tabulation of quarterly results of operations for the years ended March 31, 1995 and 1994 (in thousands, except per share amounts):

                                               Fiscal 1995 Quarters
                                 First       Second       Third       Fourth

Net sales                      $159,994     $165,894    $163,644     $180,322

Gross profit                    109,140      112,216     112,664      115,312

Income before income taxes       15,565       16,290      15,213       16,581

Net income                       11,923       12,382      12,220       13,844

Earnings per share of
 common stock (1)              $    .59     $    .61    $    .61     $    .69

                                               Fiscal 1994 Quarters
                                 First       Second       Third       Fourth

Net sales                      $150,480     $153,535    $155,644     $153,624

Gross profit                    100,569      101,224     103,183      102,712

Income before income taxes       20,325       13,417(2)   14,405        8,967(2)

Net income                       15,650       10,804      10,860       10,538(3)

Earnings per share of
 common stock (1)              $    .78     $    .53    $    .54     $    .53

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

Leonard Block        83         6/96           Senior Chairman of the Board*

James A. Block       58         6/96           Chairman of the Board*

Thomas R. Block      50         6/96           President and Treasurer* **

Donald H. LeSieur    59         6/96           Executive Vice President and
                                               President, International
                                               Division

Michael C. Alfano,
 D.M.D., Ph.D.       47         6/96           Senior Vice President, Research
                                               and Technology

Alfred E. Brown,
 Ph.D.               78         6/96           Director of Scientific Affairs**
                                               Celanese Corporation (Retired)

Peggy Danziger       55         6/96           Private Investor

William T. Golden    85         6/96           Corporate Director and Trustee**

Melvin Kopp          65         6/96           Senior Vice President and Chief
                                               Financial Officer

John E. Peters       53         6/96           Senior Vice President, General
                                               Counsel and Secretary

Peter J. Repetti     77         6/96           Member, Fulbright &
                                               Jaworski L.L.P. (Retired)

Susan B. Stearns     50         6/96           Private Investor

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

          None of the Directors serve on the Boards of Directors of any other public corporation, except for (1) William T. Golden who serves on the Boards of Directors of the following corporations: General American Investors Company, Inc. and Verde Exploration Ltd.; and (2) Peter J. Repetti who serves on the Board of Directors of Pulitzer Publishing Company.

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

        (b) Executive Officers of the Registrant

        The following is a list of each executive officer of the Company, the date his present term of office will expire, and all other positions presently held with the Company:

                                   PART III

                           Date of     Date Term
       Name       Age    Appointment    Expires      Positions

Leonard Block      83       10/88        6/96     Senior Chairman of the Board*

James A. Block     58       10/88        6/96     Chairman of the Board*

Thomas R. Block    50       10/88        6/96     President and Treasurer*

Donald H. LeSieur  59       10/88        6/96     Executive Vice President and
                                                  President, International
                                                  Division*R

Michael C. Alfano,
D.M.D., Ph.D.      47       5/87         6/96     Senior Vice President,
                                                  Research and Technology+R

Melvin Kopp        65       10/72        6/96     Senior Vice President and
                                                  Chief Financial Officer+R

Peter C. Mann      53       11/79        6/96     President, U.S. Division+R

John E. Peters     53       12/78        6/96     Senior Vice President,
                                                  General Counsel and
                                                  Secretary+R

Gilbert Seymann    56       5/84         6/96     Senior Vice President,
                                                  Operations+R

        Leonard Block is Senior Chairman of the Board of Directors, a Member of the Executive Committee and the Office of the Chief Executive.

        James A. Block is Chairman of the Board, a Member of the Executive Committee, the Office of the Chief Executive, and is directly responsible for U.S. marketing, sales, corporate development, research and development and corporate quality.

        Thomas R. Block is President and Treasurer of the Company, a Member of the Executive Committee, the Office of the Chief Executive, and is directly responsible for all operations, including manufacturing, engineering and corporate, financial and administrative functions.

        Donald H. LeSieur is Executive Vice President and President, International Division, a Member of the Office of the Chief Executive, and has direct responsibility for all international operations.

* Member - Office of the Chief Executive
+ Consultant - Office of the Chief Executive
R Covered under the Change in Control Agreement described in Item 13.

                                   PART III

        Michael C. Alfano, D.M.D., Ph.D., Senior Vice President - Director Research and Technology, is responsible for all research, development and quality assurance activities of the Company.

        Melvin Kopp, Senior Vice President, is the Chief Financial Officer of the Company.

        Peter C. Mann, President, U.S. Division, is responsible for all domestic marketing, sales and corporate development.

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

Item 11.  Executive Compensation

                                                     Long Term Compensation
                              Annual Compensation    Awards       Payouts
                                                                          All
                                       Other    Restricted                Other
Name and                               Annual   Stock     Options LTIP   Compen-
Principal         Fiscal Salary  Bonus Compen-  Award(s)  /SARs   Payouts sation
Position          Year     $       $   sation($)   ($)      ($)    ($)      ($)

Leonard Block(1)  1995  357,469  89,500    *       *        *      *      34,537
 Senior Chairman  1994  340,832  79,000                                   34,504
 of the Board     1993  338,127  83,900                                   33,589

James A. Block(2) 1995  327,948  88,900    *       *        *      *       9,099
 Chairman of the  1994  316,219  90,600                                    9,011
 Board            1993  303,059  78,500                                    8,056

Thomas R. Block(3)1995  327,948  92,000    *       *        *      *       6,641
 President and    1994  316,219  93,500                                    5,832
 Treasurer        1993  303,059  85,100                                    4,690

Donald H.
 LeSieur(4)       1995  342,288 148,100    *       *        *    122,031   9,981
 Executive Vice   1994  329,148 110,100                          151,289   9,011
 President, Pres. 1993  313,339 102,300                          157,825   8,056
 International
 Division

Peter C. Mann     1995  258,638  94,500    *       *        *     78,941   6,269
 President, U.S.  1994  248,625  65,600                              -     6,164
 Division         1993  235,917  60,600                          338,395   5,313

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

     During calendar year 1994, the director's annual fee was $8,500 and remains unchanged for calendar year 1995. Executive officers who are directors receive no director's, audit committee or attendance fees. During calendar year 1994, four directors each received attendance fees of $750 per meeting. The fee of $750 per meeting was increased to $850 for calendar year 1995. The total includes payments of $8,500 made to each of five directors, including three payments to each of such directors of $2,125 in calendar year 1994 and one payment of $2,125 during the first quarter of calendar year 1995. This total further includes an aggregate of 9,950 paid to four directors as director's attendance fees and an aggregate of $6,500 paid to two directors as audit committee member fees.

     The Company maintains defined benefit pension plans under which annual costs are actuarially computed based on the overall assets in these plans and the actuary's estimates of the present value of overall benefits. The following table sets forth benefits that will be received under these plans based on the participants' final average compensation and years of service:

                                 1995 Table of
                       Annual Pension Benefits by Final
                Average Compensation and Service Classifications

     Final Average                Years of Service at Age 65
     Compensation         10           20           30           40

       $ 50,000      $ 5,370.60   $10,741.20   $16,111.80  $ 21,482.40
        100,000       12,840.00    25,680.00    38,520.00    51,360.00
        150,000       20,340.00    40,680.00    61,020.00    81,360.00
        200,000       27,840.00    55,680.00    83,520.00   111,360.00
        250,000       35,340.00    70,680.00   106,020.00   120,000.00*
        300,000       42,840.00    85,680.00   120,000.00*  120,000.00*
        350,000       50,340.00   100,680.00   120,000.00*  120,000.00*

* Maximum permissible benefit under IRC Sec. 415, effective January 1, 1995.

        The Company's domestic pension expense for the fiscal years ended March 31, 1995 and 1994 was $1,475,938 and $926,559, respectively. The plans are in a fully funded status, and accordingly, the Company's financial statements reflect no domestic pension funding contribution for the fiscal year ended March 31, 1995.

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

        With respect to the figures of the table on page 37, the accrual of pension benefits is estimated using only the individual's base salary. The base salaries used for the estimation of pension benefits for the individuals listed in the table are: James A. Block ($324,675.99); Thomas R. Block ($324,675.99); Donald H. LeSieur ($337,324.40); and Peter C. Mann ($258,374.94).

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

        As of March 31, 1995, the above five (5) employees had the following credited years of service in these plans: Leonard Block, 46 years;
James A. Block, 33 years; Thomas R. Block, 25 years; Donald H. LeSieur,
21 years; and Peter C. Mann, 22 years.

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

        Under this plan, units (the value of which is based on a formula, the key component of which is a multiple of earnings per share of Class A Common Stock) may be awarded from time to time to employees by the Committee administering this plan. The participant (or beneficiary in the case of death) will be entitled to receive, subject to certain conditions, an amount reflecting the maximum appreciation in value of such units (as determined under this plan) between the date of the award and the dates provided in this plan for valuing units. As of March 31, 1995, the units were valued at $92.20.

        The total number of units which may be credited to all participants in this plan at any one time, exclusive of units awarded to former employees, cannot exceed five percent of the total number of the then outstanding shares of all classes of Common Stock.

        As of March 31, 1995, a total of 276,089 units had been awarded having an average value of $84.72 per unit. Of those 276,089 units, 57,551 units at an average value of $91.76 per unit were awarded during the past fiscal year. During fiscal year 1995, the following units were awarded to executives:
2,242 units at $91.90 per unit and 2,745 units at $91.10 per unit to Donald H. LeSieur and 1,613 units at $93.00 per unit and 2,745 units at $91.10 per unit to Peter C. Mann.

        During the year ended March 31, 1995, $2,453,431 was paid in lump sum payments to the participants in the Special Stock Unit plan.

          Long-Term Incentive Plans - Awards In Last Fiscal Year
                                           Estimated Future Payouts Under
                                            Non-Stock Price-Based Plans
                                    Performance or
                    No. of Shares,  Other Period        *        **
                    Units or Other  Until Maturity  Threshold  Target  Maximum
Name                    Rights          or Payout      ($)       ($)     ($)

Donald H. LeSieur        2,309          5 Years       1,028   126,000      -
                         2,745                          0     153,000

Peter C. Mann            1,661          5 Years         157    92,000      -
                         2,745                          0     153,000


  * Minimum value as of March 31, 1995
 ** Projected value at maturity, based on assumed 10% annual compounded
    Earnings Per Share increase over the five-year period from inception of the award to maturity.
    Note:  See accompanying description of Plan above.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

        (a) Securities ownership of certain beneficial owners:

            The following table sets forth, as of June 6, 1995, each person who owns of record, or is known by the Company to beneficially own more than
5% of the outstanding Class B Common Stock of the Company, which stock is the only class of voting securities of the Company.
                                                        Amount
                                                        and Nature
                 Name and Address                       of Beneficial   Percent
Title of Class   of Beneficial Owner                    Ownership       of Class

Class B Common   Leonard Block, Representative          3,852,200(1)      50%
                 Leonard Block Family Shareholders'
                 Agreement dated April 18, 1991
                 257 Cornelison Avenue
                 Jersey City, N.J.  07302-9988

Class B Common   James A. Block, Trustee                3,852,200(2)      50%
                 Voting Trust Agreement
                 dated January 11, 1990
                 257 Cornelison Avenue
                 Jersey City, N.J.  07302-9988

  (1) Pursuant to a shareholders' agreement, dated April 18, 1991, Leonard Block has sole voting power with respect to these shares. The following shares are all subject to the shareholders' agreement beneficially owned by the Leonard Block Trust, the Thomas Block Trust and the Peggy Danziger Trust, respectively, 385,424; 1,733,388; and 1,733,388.

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

     (b) Securities ownership of management:

         The following table sets forth, as of June 6, 1995, the securities ownership of all directors, naming them, and all Directors and Officers of the Company, as a group, without naming them:

Item 12. Securities Ownership of Certain Beneficial Owners and Management
         (Cont'd)

                        BLOCK DRUG COMPANY, INC.
                        SECURITIES BENEFICIALLY OWNED
                     Class A Common Stock Beneficially Owned  Class B
                    No Shared  Shared     401-K               Common Stock
Name of Beneficial  Investment Investment Plan     Percentage Beneficially
   Owner            Power      Power      Holdings Owned      Owned

Leonard Block
 (1) (4) (5)        1,068,137     96,803    831      10%      3,852,200 - 50%

James A. Block
 (2) (3)            2,249,622       -     1,470      18%      3,852,200 - 50%

Thomas Block
 (1) (4) (5)          163,433  1,977,878    904      17%            -

Donald H. LeSieur        -          -     1,495       -             -

Michael C. Alfano        -          -     1,147       -             -

Alfred E. Brown
 (6)                    1,261       -        -        -             -

Peggy Danziger
(1) (4) (5) (8)        81,341  1,289,642     -       11%            -

William T. Golden       5,864     13,184     -        -             -

Melvin Kopp                52       -        -        -             -

Peter C. Mann               6       -     1,283       -             -

John E. Peters              -       -     1,058       -             -

Peter J. Repetti
 (7)                      250       -        -        -             -

Gilbert M. Seymann        100       -       966       -             -

Susan B. Stearns
 (2) (3)                    -       -        -        -             -

        As of June 6, 1995, all directors and officers as a group owned 56% of the Company's Class A Common Stock. The number of shareholders of Class A Common Stock is 554.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management
          (Cont'd)

          (1) Leonard Block owns 345,346 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner of but disclaims ownership of: 718,901 shares owned by Adlen Corporation, of which Leonard Block is the sole shareholder; 96,803 shares owned by a trust for the benefit of Adele Block, his wife, of which Leonard Block is a co-trustee (with Thomas Block and Peggy Danziger, his children) and shares investment powers with respect to the shares held by such trusts; 3,890 shares owned by Adele Block, his wife.
          (2) James A. Block owns 110 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner of: 163,298 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Peter and Valerie Block, his children) and has sole investment powers with respect to the shares held by such trust; 947,249 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Susan B. Stearns, his sister, and Peter and Valerie Block, his children) and has sole investment powers with respect to the shares held by such trust; 1,138,965 shares owned by two trusts for the benefit of Susan B. Stearns of which James A. Block is the co-trustee (with Susan B. Stearns) and has sole investment powers with respect to the shares held by such trusts. James A. Block disclaims ownership to all 1,138,965 Class A shares and 1,926,100 Class B shares owned by the trusts for the benefit of Susan B. Stearns of which he is a trustee or co-trustee.
          (3) James A. Block has sole voting power with respect to the Class B shares as a result of voting trust agreement entered into as of January 11, 1990. The voting trust agreement grants the trustee the power to vote the shares which are subject to the agreement. The voting trust agreement is for a 21 year term. James A.
               Block is a co-trustee of the trusts which are parties to the voting trust agreement and pursuant to these trusts, James A. Block has sole investment power with respect to the Class B shares. James A. Block disclaims beneficial ownership to all 1,926,100 shares held in trust for the benefit of Susan B. Stearns.

          (4) Thomas Block owns 106,377 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner but disclaims ownership of: 21,544 shares owned by Marilyn Friedman, his wife; 35,512 shares held by Marilyn Friedman, as Custodian under the New York State Uniform Gifts to Minors Act for Jonathan Block and Alison Block, the children of Thomas Block; 117,414 shares owned by two trusts for the benefit of Jonathan Block and Alison Block, his children, of which Thomas Block is a co-trustee (with Marilyn Friedman, his wife) and shares investment powers with respect to the shares held by such trusts; 1,702,004 shares owned by a trust for the benefit of Thomas Block of which Thomas Block is a co-trustee (with Adele Block, his mother, and Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trust; 158,460 shares owned by three trusts of which Thomas Block is a co-trustee (with Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trusts; for the purposes of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 41, all 158,460 shares of these three trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger, and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 79,230 shares (representing one-half of the total shares owned by the three trusts) were allocated to Thomas Block and 79,230 shares were allocated to Peggy Danziger. The impact of this treatment of these shares on the percentages reported for Thomas Block and Peggy Danziger is negligible.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management
          (Cont'd)

               In computing the aggregate number of shares owned by directors and officers as a group, the 158,460 shares owned by these three trusts were counted only once. Thomas Block disclaims ownership of those shares in which he shares investment powers with Peggy Danziger.

          (5) Peggy Danziger owns 81,341 shares; 1,091,999 shares owned by a trust for the benefit of Peggy Danziger of which she is a co-trustee (with Michael Danziger, her son, and Katherine Danziger-Horowitz, her daughter) and of which she shares investment powers with respect to the shares held by such trusts; 35,238 shares owned by a trust for the benefit of another with a right of reversion to Peggy Danziger, of which she is a co-trustee and of which she shares investment powers with respect to the shares held by such trust; 158,460 shares owned by three trusts of which Peggy Danziger is a co-trustee (with Thomas Block, her brother) and shares investment powers with respect to the shares held by such trusts; for the purposes of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 41, all 158,460 shares of these three trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger, and as a result have been reported twice; and all 3,945 shares owned by two testamentary trusts of which Richard Danziger, her husband, is a co-trustee with another party having shared investment powers with respect to the shares held by such trusts. In computing the percentage of Class A shares owned by a beneficial owner, 79,230 shares (representing one-half of the total shares owned by the three trusts in which Peggy Danziger is a co-trustee with Thomas Block) were allocated to Thomas Block and 79,230 shares were allocated to Peggy Danziger. The impact of this treatment of these shares on the percentages reported for Thomas Block and Peggy Danziger is negligible. In computing the aggregate number of shares owned by directors and officers as a group, the 158,460 shares owned by these three trusts were counted only once.

               Peggy Danziger disclaims beneficial ownership of one-half of the shares for which she is co-trustee.

          (6) Alfred E. Brown disclaims beneficial ownership to all 1,261 shares owned by his wife.

          (7) Peter J. Repetti disclaims beneficial ownership to 250 shares owned by his wife.

          (8) Peggy Danziger disclaims beneficial ownership to all 3,945 shares of which Richard M. Danziger, her husband is co-trustee with a third party.

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

        On October 27, 1992, the Company entered into a Consulting Agreement with Melvin Kopp. The term of this agreement commenced March 1, 1995 and expires on February 28, 2005. Under this agreement, after his retirement and on a part time basis, Mr. Kopp will continue to provide the Company with his services for a minimum of sixty days annually. Mr. Kopp's compensation for each day of service as a Consultant, will be equivalent to the daily cost to the Company for Mr. Kopp's service as an employee at the time of his retirement. His compensation will be adjusted annually in accordance with the Company's salary administration policy.

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

        On January 26, 1994, the Company entered into an agreement with Peter Mann, President,U.S. Division, under which the minimum value of the 1991 special stock unit award to Mr. Mann, and only the 1991 special stock unit award, under the Company's Special Stock Unit Plan would, subject to the vesting rules under the Plan, be guaranteed to be no less than $83.30 per special stock unit.

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

Compensation Committee Interlocks and Insider Participation

        The Company does not have a Compensation and Benefits Committee which determines the compensation of its Executive Officers. The Company utilizes the services of independent expert compensation consultants to evaluate the total compensation of the Company's Executive Officers. The consultants' recommendations are submitted to the members of Office of the Chief Executive for consideration. During fiscal year 1995, Leonard Block, James A. Block, Thomas R. Block and Donald H. LeSieur were members of the Office of the Chief Executive.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)  The following documents are filed as a part of this report:

             1.  Financial Statements and Supplementary Data:

                 Report of Independent Accountants

                 Consolidated Balance Sheets - March 3l, 1995 and 1994,

                 Consolidated Statements of Income and Retained Earnings for the Years ended March 3l, 1995, 1994 and 1993,

                 Consolidated Statements of Cash Flows for the Years ended March 3l, 1995, 1994 and 1993,

                 Notes to Consolidated Financial Statements

                 Supplementary Data:

                   Selected quarterly data for the two years ended
                   March 3l, 1995.

             2.  Additional Financial Statement Data:

                   Supplemental Auditors' Reports

             3.  Financial Statement Schedule:  II

        Schedules other than those listed above are omitted because they are not required or not applicable.

             4.  Exhibits:  The Exhibits Index is on page 55.

        (b)  Reports on Form 8-K.

             No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

To the Board of Directors of
STAFFORD-MILLER CONTINENTAL N.V.
Nijverheidsstraat 92260    OEVEL-WESTERLO

Dear Sirs,

We have audited the accompanying balance sheets of Stafford-Miller Continental N.V. as of December 31, 1994 and 1993, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Stafford-Miller Continental N.V. at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion is fairly stated in all material respect in relation to the basic financial statements taken as a whole.

Ernst & Young

J. Englishstraat 54
21 Borgerhout (Antwerpen)

March 28, 1995

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Stafford-Miller Nederland B.V.

We have audited the accompanying balance sheets of Stafford-Miller Nederland B.V. at December 31, 1994 and 1993, and the statements of income and retained earnings and cash flows for the years 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan a perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company is a wholly-owned subsidiary of Block Drug Company, Inc. and has material transactions with affiliated companies. The terms and conditions of these transactions are reflected in the accompanying financial statements on a basis determined by the affiliated group.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Stafford-Miller Nederland B.V. at December 31, 1994 and 1993, and the results of its operations and its cash flow for the years 1994, 1993 and 1992 in conformity with accounting principles generally accepted in the United States of America.

Our audits have been made primarily for the purpose of expressing an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Moret Ernst & Young Accountants

Drentestraat 20
1083 HK Amsterdam
PO Box 7883
1008 AB Amsterdam

February 10, 1995

                          REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Stafford-Miller S.r.l.

We have audited the accompanying balance sheets of Stafford Miller S.r.l. as of December 31, 1994 and 1993 and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stafford Miller S.r.l.
at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                        Reconta Ernst & Young
                                        Via Torino 68
                                        20123 Milano

February 9, 1995

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Block Drug Co. (Philippines) Inc.

We have audited the accompanying balance sheets of Block Drug Co. (Philippines) Inc. (a wholly owned subsidiary of Block Drug Company, Inc.) as at December 31, 1994 and 1993, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Co. (Philippines) Inc. (a wholly owned subsidiary of Block Drug Company, Inc.)
as at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with United States generally accepted accounting principles.

                                        Sycip, Gorres,Velayo & Co.
                                        PTR No. 5148781
                                        January 19, 1994
                                        Makati, Metro Manila
January 25, 1994

                        REPORT OF INDEPENDENT AUDITORS
The Management
Block Drug Company, Inc.

Ratingen Branch

We have audited the accompanying balance sheets of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1995 and 1994 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Branch's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with accounting principles generally accepted in the United States of America.

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

                                    Ernst & Young GmbH
                                    Wirtschaftsprufungsgesellschaft

                                    Karl G. Reifert          Reinhard Beyer
                                          CPA                Wirtschaftsprufer
Am Wehrhahn 50
40211 Dusseldorf
April 18, 1995

                             REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Laboratoires Stafford-Miller, S.A.R.L.

We have audited the accompanying balance sheets of Laboratoires Stafford-Miller, S.A.R.L. (the Company) at December 31, 1994 and 1993 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Laboratoires Stafford-Miller, S.A.R.L. at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1994, in conformity with accounting principles generally accepted in the United States of America.

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

ERNST & YOUNG Entrepreneurs
 Departement d'HSP - CJ
 Paris

       Henry Seydoux

February 7, 1995

                                  Schedule II
                      BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

                          Valuation and Qualifying Accounts

                      Years Ended March 31, 1995, 1994 and 1993

                                         Additions
                           Balance at    Charge to
                           Beginning     Costs and                 Balance at
     Description           of Period     Expenses     Deductions   End of Period

1995

Allowances for discounts,
doubtful accounts and
returns                   $2,709,000   $38,826,000    $38,313,000    $3,222,000

1994

Allowances for discounts,
doubtful accounts and
returns                   $2,815,000   $31,622,000    $31,728,000    $2,709,000

1993

Allowances for discounts,
doubtful accounts and
returns                   $2,439,000   $28,158,000    $27,782,000    $2,815,000

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

Block Drug Company, Inc.                              New Jersey
Stafford-Miller International, Inc.                   New Jersey
Reedco, Inc.                                          Delaware
Dentco, Inc.                                          Delaware
Block Drug Corporation                                New Jersey
Block Drug Company (Canada) Limited                   Ontario, Canada
Block Drug Company (Philippines), Inc.                Manila, Philippines
Block Drug Company (Thailand) Limited                 Thailand
Block Drug Company (Korea) Limited                    Korea
The Guangzhou Representative Office of Block Drug     China
        Company, Inc. (China)
Kobayashi-Block Company, Ltd. (a)                     Japan
Laboratoires Stafford-Miller S.A.R.L. (b)             France
Stafford Miller Argentina S.A.                        Argentina
Stafford-Miller (Canada) Inc. (c)                     Ontario, Canada
Stafford-Miller Chile Limitada                        Santiago, Chile
Stafford-Miller Continental, NV-SA                    Belgium
Stafford-Miller de Espana, S.A.                       Spain
Stafford-Miller de Mexico, S.A. de C.V.               Mexico
Stafford-Miller Industria Ltda.                       Brazil
Stafford-Miller Foreign Sales Corporation             St. Thomas, Virgin Islands
Stafford-Miller (Ireland) Limited                     Ireland
Stafford-Miller Limited                               Great Britain
Stafford-Miller Nederland B.V.                        Netherlands
Stafford-Miller (N.Z.) Limited                        New Zealand
Stafford-Miller (Portugal) Quimico-Farmaceutica, Lda. Portugal
Stafford-Miller RE Limited (d)                        Great Britain
Stafford-Miller S.r.l.                                Italy
Stafford-Miller Sweden Aktiebolag                     Sweden
Stafford-Miller Limited-Dubai Branch (United Arab     Dubai
        Emirates)

(a) 50% owned joint venture with Kobayashi Pharmaceutical Company, Ltd., organized under the laws of Japan, has been accounted for by the equity method.

(b)  Wholly-owned subsidiary of Stafford-Miller Continental, NV-SA.

(c)  Wholly-owned subsidiary of Stafford-Miller (Ireland) Limited.

(d)  Wholly-owned subsidiary of Stafford-Miller (Ireland) Limited.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of June, 1995.
                                               BLOCK DRUG COMPANY, INC.
                                                     (Registrant)

                               BY                   MELVIN KOPP
                                                    Melvin Kopp
                                 Senior Vice President & Chief Financial Officer

        Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of June, 1995.

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

       LEONARD N. BLOCK                          JAMES A. BLOCK
       Leonard N. Block                         James A. Block


       THOMAS R. BLOCK                          SUSAN B. STEARNS
       Thomas R. Block                          Susan B. Stearns


       PEGGY DANZIGER                           MELVIN KOPP
       Peggy Danziger                           Melvin Kopp


       DONALD H. LESIEUR                        PETER J. REPETTI
       Donald H. LeSieur                        Peter J. Repetti


       ALFRED E. BROWN, PH.D.                   JOHN E. PETERS
       Alfred E. Brown, Ph.D.                   John E. Peters


       MICHAEL C. ALFANO, D.M.D., PH.D.         WILLIAM T. GOLDEN
       Michael C. Alfano, D.M.D., Ph.D.         William T. Golden