Form 10-Q
period 1995-06-30
BLOCK DRUG CO INC
filed 1995-08-11
CIK 12654

SECURITIES AND EXCHANGE COMMISSSION

                       WASHINGTON, D.C. 20549

                  _________________________________

                             Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
      June 30, 1995


                         BLOCK DRUG COMPANY, INC.
              --------------------------------------------
          (Exact name of registrant as specified in its charter)



   New Jersey                                                 22-1375645
  ------------                                               ------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


257 Cornelison Avenue, Jersey City, N.J.                       07302
- ----------------------------------------                       -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (201) 434-3000

  Indicate by check mark whether the registrant (1) has filed all Commission reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant is required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.              YES X       NO
                         ----        ----

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


     Class                              Outstanding at June 30, 1995
    -------                            ------------------------------
Common Stock - Class A                              12,478,485
Common Stock - Class B                               7,704,400

                       BLOCK DRUG COMPANY, INC.


                          INDEX TO FORM 10-Q
                            JUNE 30, 1995
                     ____________________________




Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - June 30, 1995
     and March 31, 1995 (Audited)                               2

     Consolidated Statements of Income for the three
     months ended June 30, 1995 and 1994                        3

     Condensed Consolidated Statements of Cash Flows
     for the three months ended June 30, 1995 and               4
     and 1994.

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            6 - 7


Part II - Other Information                                     8


                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
     ASSETS                                          6/30/95        3/31/94
                                                     -------      ---------
     Current Assets:
       Cash                                       $  9,528,000   $ 13,706,000
       Marketable Securities at market              21,408,000     24,061,000
       Accounts receivable, less allowances
       of $3,386,000 (6/30/95) and
        $3,222,000 (3/31/95)                       115,667,000    114,656,000
       Inventories:
        Raw & packaging materials                   36,566,000     41,033,000
        Finished goods                              78,079,000     72,386,000
       Other current assets                         31,188,000     30,045,000
                                                   -----------    -----------
       Total Current Assets                        292,436,000    295,887,000

     Property, Plant and Equipment, less
       depreciation of $104,070,000
       (6/30/95) and $98,549,000 (3/31/95)         231,722,000    229,446,000
     Long Term Securities at market                262,409,000    260,076,000
     Goodwill and Other Intangible Assets-
      net of amortization                           55,810,000     64,040,000
     Other Assets                                   25,268,000     21,871,000
                                                  ------------   ------------
       Total Assets                               $867,645,000   $871,320,000
                                                 =============   ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes and Bonds payable                    $ 52,440,000   $155,591,000
       Accounts payable & accrued expenses         106,992,000    101,952,000
       Income taxes payable                         38,380,000      8,884,000
       Dividends payable                             3,368,000      3,365,000
                                                   -----------    -----------
       Total Current Liabilities                   201,180,000    269,792,000

     Notes and Bonds payable                        15,252,000     15,273,000
     Deferred compensation payable                  10,441,000     10,638,000
     Deferred Income Taxes                          13,990,000     13,086,000
                                                   -----------    -----------
       Total Liabilities                           240,863,000    308,789,000

     Shareholders' Equity:
       Class A Common Stock, non-voting, par
       value $.10-15,000,000 shares authorized,
       12,478,485 (6/30/95) and 12,466,172
       (3/31/95) shares issued and outstanding       1,247,000      1,247,000
       Class B Common Stock par value $.10-
       30,000,000 shares authorized, 7,704,400
       (1995 & 1994) shares issued and
       outstanding                                     770,000        770,000

     Capital in excess of par value                194,857,000    194,426,000
     Retained earnings                             421,293,000    367,325,000
     Cumulative foreign currency translation
      adjustment                                     2,902,000     (3,054,000)
     Unrealized holding gain on marketable
      securities                                     5,713,000      1,817,000
                                                   -----------    -----------
     Total Shareholders' Equity                    626,782,000    562,531,000
                                                  ------------   ------------
     Total Liabilities & Shareholders' Equity     $867,645,000   $871,320,000
                                                  =============   ===========

                                          -2-
                    See notes to consolidated financial statements.



                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                            THREE MONTHS ENDED
                                                JUNE 30,

                                            1995             1994
                                            ----             ----
  Revenues:
      Net sales                           $178,810,000   $146,728,000
      Interest, dividends and
       other income                          8,392,000      6,807,000
                                           -----------    -----------
                                           187,202,000    153,535,000
                                           -----------    -----------

  Cost and Expenses:
       Cost of Goods Sold                   55,680,000     47,197,000
       Selling, general and
       administrative                      113,596,000     93,039,000
                                           -----------    -----------
                                           169,276,000    140,236,000
                                           -----------    -----------

  Income from continuing operations
   before taxes                             17,926,000     13,299,000

    Income taxes                             3,678,000      2,781,000
                                           -----------   ------------

  Income from continuing operations        $14,248,000   $ 10,518,000


  Discontinued operations (Note 2)
    Income from discontinued operations,
    net of taxes of $32,000 (1995) and
    $861,000 (1994)                             52,000      1,405,000
    Gain on sale of Division, net of
    taxes of $26,000,000                     43,036,000
                                            -----------   -----------
    Income from discontinued operations      43,088,000     1,405,000
                                            -----------   -----------

  Net Income                                $57,336,000   $11,923,000
                                            ===========   ===========

  Average Number of shares outstanding       20,174,052    20,132,759 (1)
                                            ===========   ============
  Earnings per share:
    From continuing operations              $      .71     $      .52 (1)
    From discontinued operations            $     2.13     $      .07 (1)
                                            ----------     -----------
  Net earnings                              $     2.84     $      .59
                                            ===========    ===========
  Cash dividends per share of class A
    common stock                            $      .27     $      .26


  (1) Restated to reflect 3% stock dividend.


                                         -3-
                   See notes to consolidated financial statements.

                       BLOCK DRUG COMPANY INC. & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                  JUNE 30
                                                           1995         1994
                                                           ----         ----

 CASH FLOW FROM OPERATING ACTIVITIES                  ($1,675,000) $ 15,886,000

 CASH FLOW FROM INVESTING ACTIVITIES

   Proceeds from sale of business segment             106,000,000
   Additions to Property, Plant & Equipment            (7,080,000)  ( 7,374,000)
   Proceeds from Sales of long-term Securities         15,088,000     2,395,000
   Purchases of long-term Securities                  (10,334,000)
   Decrease (Increase) in Marketable Securities           132,000    (3,053,000)
                                                      -----------   -----------

 Net Cash Provided by (Used in) Investing
 Activities                                           103,806,000    (8,032,000)
                                                      -----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends Paid to Shareholders                     ( 3,368,000)  ( 3,080,000)
   Payments of Notes Payable                             (956,000)  ( 4,880,000)
   Decrease in short-term Debt                       (102,216,000)  ( 8,861,000)
                                                     ------------  ------------

 Net Cash Used in Financing
 Activities                                          (106,540,000)  (16,821.000)
                                                     ------------   -----------


 Effect of Exchange Rates on Cash                         231,000        71,000
                                                          -------       -------

 Decrease in Cash                                      (4,178,000)   (8,896,000)

 Cash, Beginning of Period                             13,706,000     8,896,000
                                                     ------------   -----------

 Cash, End of Period                                 $  9,528,000
                                                     =============  ============

 SUPPLEMENTAL CASH FLOW DATA

 Cash Paid During the Year:

   Interest                                         $   3,707,158  $  2,272,900
   Income taxes                                     $   2,166,800  $  3,619,600


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

       2. During the quarter the Company sold selected assets of its U.S. Reed & Carnrick Pharmaceutical Division with annual sales of approximately $ 50,000,000. The Company's international pharmaceutical businesses are not included in the sale and will operate as they did prior to the sale. This transaction is not expected to have an unfavorable impact on the Company's operating results. The gain on sale of the segment has been accounted for as discontinued operations and prior year financial statement has been restated to reflect the discontinuation of the segment. Revenues of the segment for the quarter ended June 30, 1995 and 1994 were $ 10,039,000 and
           $13,266,000, respectively.

       3. The Company has signed a contract to acquire the U.S. Rug and Room Deodorizer business of Reckitt & Coleman, Inc. The Company will purchase Carpet Fresh and Rug Fresh trademarks and exclusive licenses for use of the Airwick and Neutra Air trademarks in the Rug and Room Deodorizer product category in the United States. This transaction is subject to receipt of regulatory consents and is expected to close in the third calender quarter of 1995.

       4. During the three months ended June 30, 1995, the Company reduced its net borrowings by $ 103,172,000 mainly from lines of credit from various banks bearing interest at variable rates.

           BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF OPERATING RESULTS AND FINANCIAL CONDITION





Operating Results

     Sales from continuing operations of $178.8 million in the first quarter ended June 30, 1995 exceeded first quarter sales of the prior year by 22%. Foreign sales increased 25% for the quarter. Stated in local currency sales for the quarter increased 16%. Domestic sales were higher due to selective price increases and unit gains primarily in Consumer Products Segment.

     Interest, dividends and other income increased in the quarter from the comparable year-ago period due to investment in Block/Kobyashi Joint-Venture and a co-promotion arrangement in Dental Products Segment.

     The cost of goods sold percent to sales was 31.1% and 32.2% in the first quarter of the current and prior year respectively. These percentages were affected by improved manufacturing operations and mix of products sold, in addition to selective price increases.

     Selling, general and administrative expenses, most of which are related to advertising and promotional activities were 63.5% and 63.4% of sales in the first quarter of the
current year and the prior year, respectively.   These
expenses reflect a major spending program to increase advertising and promotion to meet significant competition and build brand equities.

     Due to the above factors, income before taxes were 10.0%
of sales in the first quarter of the current year and 9.1% in the same period last year.

     The effective income tax rates of 20.5% and 20.9% in the first quarter of the current and prior year, respectively reflect tax-exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

     On June 30, 1995 the Company sold selected assets of its U.S. Reed and Carnrick pharmaceutical division. The
International Pharmaceutical Business were not included in this transaction. For additional information see note 2 to

Consolidated Financial Statement. This divestiture renews the Company's focus on its key areas of corporate strength to help achieve its long-term growth objectives. The Company will seek out new opportunities through acquisitions. Research and Development outlays have been increased in the continuing effort to develop new and improved products and line extensions. During the quarter, the company signed a contract to acquire the U.S. Rug and Room Deodorizer Business of Reckitt and Colman, Inc. Pursuant to the agreement, the Company will purchase the Carpet Fresh and Rug Fresh trademarks and be granted exclusive licenses for use of the Airwick and Neutra Air trademarks in the Rug and Room Deodorizer product category in the United States. This transaction is subject to receipt of regulatory consents and is expected to close in the third calendar quarter of 1995.

Financial Condition

     Cash decreased in the current quarter ended June 30, 1995 from year-end March 31, 1995 by $4.2 million. The decrease resulted primarily from the reduction in debt and increased capital expenditures partially offset by the proceeds from the sale of business segment and increases in taxes payable and accrued expenses.

     In the prior year first quarter ended June 30, 1994 cash decreased by $8.9 million. The decrease resulted primarily from decreases in debt and an increase in capital expenditures, accounts receivable, inventories and other assets partially offset by an increase in accrued expenses and decrease in other current assets. The increase in accounts receivable was partially due to higher sales.

                     PART II. OTHER INFORMATION



Item 6.          Exhibits and Reports on Form 8K
- -------------------------------------------------

(b)              Reports on Form 8K - there were no reports on
                  Form 8K for the three months ended June 30, 1995.




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



                               BLOCK DRUG COMPANY, INC.
                               ------------------------
                                    (Registrant)


August 11, 1995                     MELVIN KOPP
________________            ______________________________
    DATE                            Melvin Kopp
                              Senior Vice President &
                              Chief Financial Officer