Form 10-Q
period 1995-09-30
BLOCK DRUG CO INC
filed 1995-11-13
CIK 12654

SECURITIES AND EXCHANGE COMMISSSION

                         WASHINGTON, D.C. 20549

                      _________________________________

                               Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
    September 30, 1995


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

  Indicate by check mark whether the registrant (1) has filed all Commission reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter periods that the registrant is required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.              YES_X__     NO_____

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


_____Class______________                Outstanding_at_September 30,_1995
Common Stock - Class A                              12,487,592
Common Stock - Class B                               7,704,400

                       BLOCK DRUG COMPANY, INC.


                          INDEX TO FORM 10-Q
                          SEPTEMBER 30, 1995
                     ____________________________




Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - September 30, 1995
     and March 31, 1995                                         2

     Consolidated Statements of Income for the three
     and six months ended September 30, 1995 and 1994           3

     Condensed Consolidated Statements of Cash Flows
     for the six months ended September 30, 1995 and            4
     and 1994.

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            6 - 7


Part II - Other Information                                     8

                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                           (Unaudited)
     ASSETS                                       __09/30/95__   __03/31/95__
     Current Assets:
       Cash                                       $  8,246,000   $ 13,706,000
       Marketable securities,at market              17,961,000     24,061,000
       Accounts receivable, less allowances
       of $3,045,000 (9/30/95) and
        $3,222,000 (3/31/95)                       115,955,000    114,656,000
       Inventories:
        Raw & packaging materials                   40,107,000     41,033,000
        Finished goods                              76,808,000     72,386,000
       Other current assets                      ___31,665,000   __30,045,000
       Total Current Assets                        290,742,000    295,887,000
     Property,plant and equipment, less
      accumulated depreciation of $108,170,000
       (9/30/95) and $98,549,000 (3/31/95)         234,562,000    229,446,000
     Long term securities at market                276,569,000    260,076,000
     Goodwill and other intangible assets-
      net of amortization                           62,667,000     64,040,000
     Other assets                                ___27,221,000   __21,871,000
       Total Assets                               $891,761,000   $871,320,000
                                                 =============   ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes and bonds payable                    $ 95,321,000   $155,591,000
       Accounts payable & accrued expenses         101,499,000    101,952,000
       Income taxes payable                         17,002,000      8,884,000
       Dividends payable                         ____4,141,000    __3,365,000
       Total Current Liabilities                   217,963,000    269,792,000

     Notes and bonds payable                        11,828,000     15,273,000
     Deferred compensation and other payables        9,910,000     10,638,000
     Deferred income taxes                       ___15,075,000    _13,086,000
       Total Liabilities                         __254,776,000    308,789,000
     Shareholders' Equity:
       Class A Common stock, non-voting, par
       value $.10-15,000,000 shares authorized,
       12,487,592 (9/30/95) and 12,466,172
       (3/31/95) shares issued and outstanding       1,249,000      1,247,000
       Class B Common stock par value $.10-
       30,000,000 shares authorized, 7,704,400
       (1995 & 1994) shares issued and
       outstanding                                     770,000        770,000
     Capital in excess of par value                195,202,000    194,426,000
     Retained earnings                             429,972,000    367,325,000
     Cumulative foreign currency translation
      adjustment                                     2,650,000     (3,054,000)
     Unrealized holding gain on marketable
      securities                                 ____7,142,000 _    1,817,000

     Total Shareholders' Equity                  __636,985,000   _562,531,000

     Total Liabilities & Shareholders' Equity     $891,761,000   $871,320,000
                                                  =============   ============

                                          -2-
                    See notes to consolidated financial statements.

                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                            THREE_MONTHS_ENDED            SIX_MONTHS_ENDED
                                SEPTEMBER_31,                SEPTEMBER_31,
                          _1995_____________1994____ _______1995________1994___
Revenues:
Net sales                $172,234,000   $154,976,000 $351,044,000 $301,704,000
Interest, dividends
 and other income        ___8,222,000   ___5,515,000 __16,614,000 __12,322,000
                         _180,456,000   _160,491,000 _367,658,000 _314,026,000
Cost and Expenses:

Cost of goods sold         58,661,000     51,322,000  114,341,000   98,519,000
Selling, general and
 administrative          _105,617,000   __93,776,000 _219,213,000 _186,815,000
                        _ 164,278,000   _145,098,000 _333,554,000 _285,334,000
Income from  continuing
 operations before
 income  taxes             16,178,000     15,393,000   34,104,000   28,692,000

Income Taxes              __3,279,000   ___3,757,000   _6,957,000  __6,538,000
Income from  continuing
 operations               _12,899,000   __11,636,000  _27,147,000 __22,154,000

Dicontinued operations(Note 2)
 Income from disconti-
 nued operations net
 of taxes of$32,000(1995)
 and $1,012,000(1994)                        746,000       52,000    2,151,000
Gain(loss) on sale of
 Division,net of taxes of
 $26,328,000(1995)            (79,000)                 42,957,000
                          -----------    ----------    ----------   ----------
Income (loss)from
 discontinued operations      (79,000)       746,000   43,009,000    2,151,000
                          ------------   -----------   ----------   ----------
Net Income                $12,820,000    $12,382,000  $70,156,000  $24,305,000
                         =============   ===========  ===========   ==========
Average number of
 shares outstanding        20,186,004     20,143,557   20,180,028   20,138,157
                         -------------    ----------    ----------   ----------
Earnings per share:
 From continuing
  opearations             $     0.64     $     0.58    $     1.35     $  1.10

 From discontinued
  operations                                   0.04          2.13        0.11
                          -----------    ----------   -----------  -----------
Net Earnings              $     0.64     $     0.62   $      3.48     $  1.21
                          ===========    ==========   ============ ===========
Cash dividends per share
 Class A                  $     0.27     $     0.26   $      0.54    $   0.52
 Class B                  $     0.10                  $      0.10

                                           -3-
                      See notes to consolidated financial statements

                       BLOCK DRUG COMPANY INC.AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                         SEPTEMBER 30
                                                 _____1995_________1994____
 CASH_FLOW_FROM_OPERATING_ACTIVITIES              $    596,000  $ 21,973,000

 CASH FLOW FROM INVESTING ACTIVITIES

   Proceeds from sale of business segment           90,000,000
   Additions to property, plant & equipment        (13,871,000)  (13,273,000)
   Proceeds from sales of long-term securities      18,002,000    24,541,000
   Purchases of long-term securities               (25,858,000)   (4,846,000)
   Decrease in marketable securities                 3,800,000     4,535,000
   Payment for products acquired                    (7,472,000)
                                                  -------------- -----------
 Net Cash Provided by Investing Activities          64,601,000    10,957,000


 CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid to shareholders                  ( 7,509,000)  ( 6,162,000)
   Payments of notes payable                       ( 4,380,000)  ( 3,198,000)
   Decrease in short-term debt                     (59,335,000)  (16,518,000)
                                                   ------------  ------------
 Net Cash Used in Financing
 Activities                                        (71,224,000)  (25,878,000)

 Effect of Exchange Rates on Cash                  ____567,000   ____466,000

 (Decrease)Increase in Cash                         (5,460,000)    7,518,000


 Cash, Beginning of Period                        __13,706,000   __8,896,000

 Cash, End of Period                              $  8,246,000   $16,414,000
                                                    ============ ===========

 SUPPLEMENTAL CASH FLOW DATA

 Cash paid during the year:

   Interest                                       $  6,502,295  $  4,144,586
   Income taxes                                   $ 23,291,388  $  8,905,029


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

       2. As of June 30,1995 the Company sold selected assets of its U.S. Reed & Carnrick Pharmaceutical Division with annual sales of approximately $ 50,000,000. The Company's international pharmaceutical businesses are not included in the sale and will operate as they did prior to the sale. This transaction is not expected to have an unfavorable impact on the Company's operating results. The gain on sale of the segment has been accounted for as discontinued operations and the prior year financial information has been restated to reflect the discontinuation of the segment.


       3. During the quarter the Company acquired the U.S. Rug and Room Deodorizer business of Reckitt & Coleman, Inc. The Company purchased Carpet Fresh and Rug Fresh trademarks and exclusive licenses for use of the Airwick and Neutra Air trademarks in the Rug and Room Deodorizer product category in the United States.


       4. During the six months ended September 30, 1995, the Company reduced its net borrowings by $ 63,715,000 mainly from lines of credit from various banks bearing interest at variable rates.

                 BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF OPERATING RESULTS AND FINANCIAL CONDITION

OPERATING RESULTS

     Sales of $172 million in the second quarter and $351 million in the first half year ended September 30,1995 were 11% and 16% respectively above sales for the comparable prior year. Foreign sales increased 12% for the quarter and 18% for the six month period. Stated in local currency sales for the quarter increased 6% and 11% for the six month period. Domestic sales were higher both for the quarter and 6 months due to selective price increases and unit gains primarily in the Consumer Products Segment.

     Interest, dividends and other income increased for the six month period from the comparable year-ago period due to investment in Block/Kobyashi Joint-Venture and a co-promotion arrangement in Dental Products Segment.

     The costs of goods sold percentage to sales for the first six months was comparable with the prior-year period at 32.6% and 32.7% respectively. These percentages were affected by selective price increases, mix of products sold as well as improved manufacturing operations.

     Selling, general and administrative expenses, most of which are related to advertising and promotional activities,were 62.4% of sales in the first six months of the current year, compared with 61.9% in the prior period. These expenses reflect a major spending program to meet significant competition and build brand equities.

     Due to the above factors, pretax income was 9.7%of sales in the first half of the current period compared to 9.5% in the comparable prior year period.

     The effective income tax rate of 20.4% and 22.8% in the first half of the current and prior year,respectively reflect tax-exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

     On June 30, 1995 the Company sold selected assets of its U.S. Reed and Carnrick pharmaceutical division. The International Pharmaceutical Business were not included in this transaction. For additional information see note 2 to Consolidated Financial Statement. This divestiture renews the Company's focus on its key areas of corporate strength to help achieve its long-term growth objectives. The Company will seek out new opportunities through acquisitions. Research and Development outlays have been increased in the continuing effort to develop new and improved products and line extensions. During the quarter, the company acquired the U.S. Rug and Room Deodorizer Business of Reckitt and Colman, Inc. Pursuant to the agreement, the Company purchased the Carpet Fresh and Rug Fresh trademarks and is granted exclusive licenses for use of the Airwick and Neutra Air trademarks in the Rug and Room Deodorizer product category in the United States.

FINANCIAL_CONDITION

     Cash decreased for the six month period ended September 30, 1995 to $8.2 million from $13.7 million at year-end March 31, 1995. The decrease resulted primarily from the reduction in debt, net purchases of securities and increases in capital expenditures partially offset by the proceeds from the sale of business segment and increases in taxes payable.

     In the prior year six months cash increased to $16.4 million from $8.9 million at year-end March 31, 1994. The net increase resulted primarily from net sales of securities, a decrease in other current assets and an increase in accrued expenses. This was partially offset by decreases in debt, capital expenditures and increases in inventories, accounts receivable and other assets.

                         PART II. OTHER INFORMATION



Item 6.__________Exhibits and Reports on Form 8K___________

(b)              Reports on Form 8K - there were no reports on
                  Form 8K for the three months ended September 30, 1995.




                     _____SIGNATURES_______

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             __BLOCK_DRUG_COMPANY,_INC.__
                                    (Registrant)


   11-5-95                          MELVIN KOPP
________________            ______________________________
    DATE                            Melvin Kopp
                              Senior Vice President &
                              Chief Financial Officer