Form 10-Q
period 1995-12-31
BLOCK DRUG CO INC
filed 1996-02-13
CIK 12654

SECURITIES AND EXCHANGE COMMISSSION

                          WASHINGTON, D.C. 20549

                      _________________________________

                               Form 10-Q


                 Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
    December 31, 1995


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

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


_____Class______________                Outstanding_at_December 31,_1995
Common Stock - Class A                              12,498,016
Common Stock - Class B                               7,704,400

                         BLOCK DRUG COMPANY, INC.


                           INDEX TO FORM 10-Q
                            DECEMBER 31, 1995
                      ____________________________




Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - December 31, 1995
     and March 31, 1995                                         2

     Consolidated Statements of Income for the three
     and nine months ended December 31, 1995 and 1994           3

     Condensed Consolidated Statements of Cash Flows
     for the nine months ended December 31, 1995 and            4
     and 1994.

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            6 - 7


Part II - Other Information                                     8

                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
     ASSETS                                       __12/31/95__   __03/31/95__
     Current Assets:
       Cash                                       $ 12,646,000   $ 13,706,000
       Marketable securities,at market              20,635,000     24,061,000
       Accounts receivable, less allowances
       of $3,129,000 (12/31/95) and
        $3,222,000 (3/31/95)                       112,372,000    114,656,000
       Inventories:
        Raw & packaging materials                   39,621,000     41,033,000
        Finished goods                              79,944,000     72,386,000
       Other current assets                      ___39,407,000   __30,045,000
       Total Current Assets                        304,625,000    295,887,000
     Property,plant and equipment, less
      accumulated depreciation of $112,382,000
       (12/31/95) and $98,549,000 (3/31/95)        237,855,000    229,446,000
     Long term securities at market                231,210,000    260,076,000
     Goodwill and other intangible assets-
      net of amortization                           71,064,000     64,040,000
     Other assets                                ___26,239,000   __21,871,000
       Total Assets                               $870,993,000   $871,320,000
                                                 =============   ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes and bonds payable                    $ 71,800,000   $155,591,000
       Accounts payable & accrued expenses          96,622,000    101,952,000
       Income taxes payable                         10,003,000      8,884,000
       Dividends payable                         ____4,394,000    __3,365,000
       Total Current Liabilities                   182,819,000    269,792,000

     Notes and bonds payable                        18,427,000     15,273,000
     Deferred compensation and other payables       10,131,000     10,638,000
     Deferred income taxes                       ___16,318,000    _13,086,000
       Total Liabilities                         __227,695,000    308,789,000
     Shareholders' Equity:
       Class A Common stock, non-voting, par
       value $.10-15,000,000 shares authorized,
       12,498,016 (12/31/95) and 12,466,172
       (3/31/95) shares issued and outstanding       1,250,000      1,247,000
       Class A Common stock distributable               61,000
       Class B Common stock par value $.10-
       30,000,000 shares authorized, 7,704,400
       (1995 & 1994) shares issued and
       outstanding                                     770,000        770,000
     Capital in excess of par value                218,859,000    194,426,000
     Retained earnings                             414,094,000    367,325,000
     Cumulative foreign currency translation
      adjustment                                        46,000     (3,054,000)
     Unrealized holding gain on marketable
      securities                                  ___8,218,000 _    1,817,000

     Total Shareholders' Equity                   _643,298,000   _562,531,000

     Total Liabilities & Shareholders' Equity     $870,993,000   $871,320,000
                                                  =============   ============

                                           -2-
                      See notes to consolidated financial statements.

                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                            THREE_MONTHS_ENDED            NINE_MONTHS_ENDED
                                DECEMBER_31,                 DECEMBER_31,
                          _1995_____________1994____ _______1995________1994___
Revenues:
Net sales                $174,351,000   $148,676,000 $525,395,000 $450,380,000
Interest, dividends
 and other income        ___6,557,000   ___5,509,000 __23,171,000 __17,831,000
                         _180,908,000   _154,185,000 _548,566,000 _468,211,000
Cost and Expenses:

Cost of goods sold         58,090,000     46,080,000  172,431,000  144,599,000
Selling, general and
 administrative          _105,406,000   __94,705,000 _324,619,000 _281,520,000
                        _ 163,496,000   _140,785,000 _497,050,000 _426,119,000
Income from  continuing
 operations before
 income  taxes             17,412,000     13,400,000   51,516,000   42,092,000

Income taxes              __4,325,000   ___2,475,000   11,282,000  __9,013,000
Income from  continuing
 operations               _13,087,000   __10,925,000  _40,234,000 __33,079,000

Dicontinued operations(Note 2)
 Income from disconti-
 nued operations net
 of taxes of$32,000(1995)
 and $1,530,000(1994)                      1,295,000       52,000    3,446,000
Gain(loss) on sale of
 Division,net of taxes of
 $25,568,000(1995)         (1,241,000)                 41,716,000
                          -----------    ----------    ----------   ----------
Income (loss)from
 discontinued operations   (1,241,000)     1,295,000   41,768,000    3,446,000
                          ------------   -----------   ----------   ----------
Net Income                $11,846,000    $12,220,000  $82,002,000  $36,525,000
                         =============   ===========  ===========   ==========
Average number of
 shares outstanding        20,801,205     20,757,915   20,790,688   20,747,507
                         -------------    ----------   ----------   ---------
Net income per share:
 From continuing
  opearations             $     0.63     $     0.53    $     1.94      $  1.59

 From discontinued
  operations                   (0.06)          0.06          2.00         0.17
                          -----------    ----------   -----------  -----------
Net income per share      $     0.57     $     0.59   $      3.94       $ 1.76
                          ===========    ==========   ============ ===========
Cash dividends per share
 Class A                  $     0.29     $     0.27   $      0.83     $   0.79
 Class B                  $     0.10                  $      0.20

                                           -3-
                      See notes to consolidated financial statements

                       BLOCK DRUG COMPANY INC.AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                          DECEMBER 31
                                                    ___1995_________1994____
 CASH_FLOW_FROM_OPERATING_ACTIVITIES              $  8,580,000  $ 42,791,000

 CASH FLOW FROM INVESTING ACTIVITIES

   Proceeds from sale of business segment           80,000,000
   Additions to property, plant & equipment        (21,989,000)  (22,192,000)
   Proceeds from sales of long-term securities      67,986,000    25,750,000
   Purchases of long-term securities               (25,858,000)  (14,752,000)
   Increase in marketable securities                (1,105,000)   (3,267,000)
   Payments for products acquired                  (16,682,000)  (40,630,000)
                                                  -------------- -----------
 Net Cash Provided by(used in)Investing Activities  82,352,000   (55,091,000)


 CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of debt                    3,154,000
   Dividends paid to shareholders                  (11,903,000)   (9,366,000)
   Payments of notes payable                          (935,000)   (3,198,000)
   (Decrease)increase in short-term debt,net       (82,856,000)   27,709,000
                                                   ------------  ------------
 Net Cash (Used in) provided by Financing
 Activities                                        (92,540,000)   15,145,000

 Effect of exchange rates on cash                  ____548,000   ____809,000

 (Decrease)Increase in Cash                         (1,060,000)    3,654,000


 Cash, Beginning of Period                        __13,706,000   __8,896,000

 Cash, End of Period                              $ 12,646,000   $12,550,000
                                                   ============  ===========

 SUPPLEMENTAL CASH FLOW DATA

 Cash paid during the year:

   Interest                                       $  8,555,337  $  5,748,037
   Income taxes                                   $ 33,805,317  $ 11,924,675

   Supplemental schedule of non-cash
    financing and investing activities

          3% Stock dividend                       $ 23,330,000   $ 19,813,000

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

       2. During the quarter,the Company acquired Nature's Remedy laxative brand for U.S. and Canadian business and Setlers antacid brand for U.K. from SmithKline Beecham, and the Parodontax line of Oral hygiene products was purchased from Madaus AG for European,Asian and Latin American markets. Had these aquisitions occrued as of the beginning of the period,they would not have had a significant effect on the operating results of the Company.

       3. During the quarter,the Company signed an agreement to terminate its joint venture agreement in Japan with Kobayashi.Under the agreement,the shares in joint venture company owned by Kobayashi will be retired,in April 1996,giving the Company sole ownership at that time.

       4. During the nine months ended December 31, 1995, the Company reduced its net borrowings by $ 80,637,000 mainly from lines of credit from various banks bearing interest at variable rates.

       5. In January 1996 the Company acquired the Lava bar soap brand from Procter & Gamble.

                   BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF OPERATING RESULTS AND FINANCIAL CONDITION

OPERATING RESULTS

     Sales of $174 million in the third quarter and $525 million in the nine months ended December 31, 1995 were 17% above sales for the comparable prior periods. Foreign sales increased 13% for the quarter and 17% for the nine month period. Stated in local currency,sales for the quarter increased 9% and 10% for the nine month period. Domestic sales were higher both in the quarter and 9 months due to selected price increases and unit gains primarily in Consumer Products Segment.

     Interest, dividends and other income increased for the nine month period from the comparable year-ago period due to investment in Block/Kobyashi Joint-Venture and a co-promotion arrangement in Dental Products Segment.

     The costs of goods sold percentage to sales 32.8% and 32.1% in the first nine months of the current and prior year respectively. These percentages were affected by selective price increases, mix of products sold in addition to improved manufacturing operations.

     Selling, general and administrative expenses, most of which are related to advertising and promotional activities, were 61.7% of sales in the first nine months of the current year, compared to 62.5% in the prior period. These expenses reflect a major spending program to meet significant competition and build brand equities.

     Due to the above factors, pretax income was 9.8% of sales in the first nine months of the current period compared to 9.3% in the comparable prior year period.

     The effective income tax rate of 21.9% and 21.4% in the first nine months of the current and prior year, respectively, reflect tax-exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

     The Company has realigned its business strategy during the past 12 months, renewing its focus on marketing and manufacturing of its core business segments; dental, consumer and household products. This fundamental change in strategy led to the divestiture of the Reed & Carnrick pharmaceutical division and the subsequent purchase of a number of key brands in support of core segments.

     In January, 1996 the Company acquired the Lava bar soap brand from Procter and Gamble. During the third quarter, the Naure's remedy laxative brand in the United States and the Setlers Antacid brand in the UK were acquired from SmithKline Beecham; and the Parodontax line of oral hygiene products was purchased from Madaus AG for European, Asian and Latin American markets.

     In another strategic move in the third quarter, the Company signed an agreement to terminate its joint venture agreement in Japan with Kobayashi and will acquire sole ownership of the Joint Venture Company in April, 1996. The Company is desirous of becoming more involved in the day to day management of the business in Japan which represents a significant portion of the Company's international operations in over-the-counter oral care products.

     Also during the past year, the Company entered into an agreement with U.S. Biomaterials Corporation for the marketing and selling of PerioGlas brand dental implant material to dental professionals. the PerioGlas material is indicated for the treatment of intrabony defects caused by periodontal disease. This product is detailed to dentists through the Company's Dental Consultants. Detailing, advertising and telemarketing of PerioGlas commenced in the third fiscal quarter.

     Other product line acquisitions completed during the past twelve months as part of the strategic realignment include the Goody's brand of headache powders from Goody's Pharmaceuticals, Inc. and the Carpet Fresh and Neutra-Air brands of carpet fresheners from Reckitt & Colman.

FINANCIAL_CONDITION

     Cash decreased for the nine months ended December 31, 1995 to $12.6 million from $13.7 million at year-end March 31, 1995. The decrease resulted primarily from the reduction in debt, payment for products acquired and increases in capital expenditures,partially offset by the proceeds from the sale of business segment and net sales of securities.

     In the prior year nine months cash increased to $12.6 million from $8.9 million at year-end March 31, 1994. The net increase resulted primarily from a positive cash flow from operating activities, an increase in accrued expenses and higher short-term borrowings. This effect was partially offset by increases in goodwill and other intangible assets, capital expenditures and inventories.

     The increase in goodwill and other intangible assets and short-term borrowings were mainly due to the Goody's acquisition.

                         PART II. OTHER INFORMATION



Item 6.__________Exhibits and Reports on Form 8K___________

(b)              Reports on Form 8K - there were no reports on
                  Form 8K for the three months ended December 31, 1995.




                     _____SIGNATURES_______

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             __BLOCK_DRUG_COMPANY,_INC.__
                                    (Registrant)


    1-30-96                         MELVIN KOPP
________________            ______________________________
    DATE                            Melvin Kopp
                              Senior Vice President &
                              Chief Financial Officer