Form 10-K
period 1996-03-31
BLOCK DRUG CO INC
filed 1996-06-28
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                                 Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 1996 Commission File No. 0-6436


                         BLOCK DRUG COMPANY, INC.
          (Exact name of registrant as specified in its charter)



                                New Jersey
      (State or other jurisdiction of incorporation or organization)

                                22-1375645
                   (I.R.S. Employer Identification No.)


              257 Cornelison Avenue, Jersey City, New Jersey
                 (Address of principal executive offices)

                                07302-9988
                                (Zip Code)



            Registrant's telephone number, including area code

                              (201) 434-3000


        Securities registered pursuant to Section 12(b) of the Act:

                            Title of Each Class
                                   None

                 Name of each exchange on which registered
                                   None


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

As of June 4, 1996, nonaffiliates held no voting shares of the Registrant; therefore, the aggregate market value of voting shares held by nonaffiliates is zero.

As of June 4, 1996, there were 13,115,073 shares of Class A Common Stock and 7,704,400 shares of Class B Common Stock of Registrant outstanding.

Documents Incorporated by Reference: None

Exhibit Index:  Page 50

                                   PART I
Item 1.  Business

REVIEW OF OPERATIONS

     Block Drug Company, Inc. is a worldwide manufacturer and marketer of denture care products, dental products, consumer over-the-counter medicines and specialty household products.

DENTURE CARE PRODUCTS

     Worldwide denture care products, including denture cleansers and\ adhesives, are an integral part of Block Drug Company's line of products. The
Company's international brands are among the best known in the category   such
as Polident , Corega  and Poli-Grip brands.

     The Polident denture cleanser brand became the number one denture cleanser in the U.S. This year, the Company renewed its strategic focus on core product lines, continuing to support these and other brands with effective advertising and promotion.

     Meaningful product enhancements are anticipated to help the Company maintain its leadership in the denture care products category. Several line extensions of the Polident brand have been introduced in recent years, including an improved Polident formula that works in five minutes, and Polident Overnight, a denture cleanser that works all night. The Dentu-Creme denture cleanser paste brand sold throughout the U.S. and in many countries appeals to a specific consumer segment.

     The Polident brand, which is sold as Corega in Europe and Latin America, is also popular in international markets. The Company's denture cleansers are the leaders in many countries including Germany, Italy, Japan and Canada.

     The Company's denture adhesive business is exhibiting growth, particularly the Poli-Grip line. That brand's sales are strong in Europe; and Poli-Grip is the number one denture adhesive in the U.K. and France. Last year's introduction of the Poli-Grip Free brand, an adhesive with no artificial flavors or colors, was an important addition to the Company's adhesive product line in the U.S.

DENTAL PRODUCTS

     Global brands that meet well-defined customer needs form the core of the Company's Dental Products Group. Sensodyne , a specialty toothpaste for the treatment of dentinal hypersensitivity, is the number one desensitizing dentifrice in the U.S. and in many other countries. It is recommended by dentists more often than any other brand in its category. Meaningful line extensions and product improvements are critical to its on-going growth. The Sensodyne brand with Baking Soda was introduced throughout the U.S. last year, and is the fastest growing product in this category. This launch and other product line enhancements in the U.S. and in other countries, plus customer loyalty, have enabled the Sensodyne brand to consistently maintain market leadership.

     During fiscal year 1996, the Company added to its dental care line with the acquisition of the Parodontax brand toothpaste. This specialty gum care toothpaste formulated from natural ingredients is available in 30 countries. Gum care is an increasingly important part of preventive oral health care.

     In fiscal year 1996, the Company also acquired an exclusive license for the PerioGlas brand of bioactive glass used in the treatment of periodontal disease. This bone implant material is used by dental professionals in the U.S. and will be added to our line of products sold directly to the profession.

     The Company markets its professional dental products through a dedicated salesforce that calls on dentists, oral surgeons and periodontists throughout the U.S. and most major markets worldwide, as well as through an expanding group of trained telephone sales representatives. The Company's unique focus on direct sales to the professional dental market provides opportunities to promote its oral health care products and those of other companies.

     The professional dental products line includes Lodine *, a non-steroidal anti-inflammatory analgesic introduced during fiscal year 1995, and Habitrol **, a smoking cessation patch introduced during fiscal 1993, which the Company promotes through agreements with Wyeth-Ayerst and Ciba Self-Medication, Inc., respectively. As a result of focused marketing efforts, Lodine is now the leading analgesic (NSAID) prescribed by dentists.

CONSUMER OVER-THE-COUNTER MEDICINES

     Around the world, important consumer health and quality of life concerns are being met by the Company's over-the-counter medicines. Phazyme brand anti-gas products, Balmex brand diaper rash ointment, Nytol brand sleep-aid, Goody's and BC brand headache powders are among the Company's brand names in this category.

     Last year, the Phazyme line of gas relief products became the number one anti-gas product in the U.S. Much of this growth came from increased awareness generated through effective advertising. The Company anticipates growth in sales of this brand, particularly in international markets.

     During the year, the Company expanded distribution of its Balmex brand diaper rash ointment which is now available throughout the U.S. and in several international markets. The Balmex brand was the fastest growing diaper rash baby ointment. The Company anticipates continued growth, both in the U.S. and in international markets.

     Nytol over-the-counter sleep-aid is a well known brand in North America and, while these markets are substantially smaller, Nytol became the number one over-the-counter sleep-aid in the U.K., as it is in Canada. The product's growth in these countries is testimony to the Company's ability to effectively convey product attributes to the consumer.

  * Lodine is a registered trademark of Wyeth-Ayerst, Inc.
** Habitrol is a registered trademark of Ciba Self-Medication, Inc.

CONSUMER OVER-THE-COUNTER MEDICINES (Cont'd)

     The U.K. is also the home of a brand acquired this past fiscal year, Setlers antacid. Well known throughout the U.K., the Setlers brand has the potential for solid growth in other markets. The Phazyme and Setlers brands provide the Company with an important base and growing expertise in the digestive aid product category worldwide. Complementing this expertise is the Nature's Remedy brand, a natural laxative, which was also acquired in fiscal 1996.

     Headache powders are specialty analgesics sold in the Southern U.S. where there is a strong tradition of taking pain relief medication in powder form. The Company's Goody's brand, acquired in fiscal year 1995, and the BC brand, the Company's long-established product, lead the headache powder market and enjoy tremendous consumer loyalty. Effective advertising and promotional campaigns have helped these products maintain their positions in the over-the-counter powdered analgesic marketplace.

HOUSEHOLD PRODUCTS

     The Company's Household Products Division continues to build its specialty brands which address specific consumer household problems and engender strong customer loyalty. These products are primarily sold throughout the U.S. and Canada, but distribution is increasing in Latin America as well.

     The 2000 Flushes line of automatic toilet bowl cleaners remained the number one brand in its category this year. Through strategic marketing, product innovation and line extensions, including the launch of the 2000 Flushes Blue plus Bleach brand this fiscal year, 2000 Flushes competes effectively in a challenging marketplace.

     In the household cleaner market, the X-14 brand has provided a solid foundation for developing a full line of hard surface cleaners under a strong brand name. The X-14 line continued to grow this year throughout the U.S. and Canada fueled, in part, by product innovations and variations. The line now includes X-14 Instant Mildew Stain Remover, X-14 Soap Scum Remover and X-14 Kitchen Cleaner. Growth prospects for this product in Latin America offer additional opportunity in the coming years.

     Capitalizing on the Company's expertise in the automatic toilet bowl cleaner category, X-14 Toilet Bowl Cleaner was introduced last fiscal year in the short duration category. Products in this line include X-14 Chlorine Clear and X-14 Blue plus Fragrance. These new products have exhibited growth to date and continued progress is expected.

     Acquisitions continue to be an important part of the Company's on-going strategy in Household Products. Two strong brands were acquired in fiscal year 1996: Lava brand soap and Carpet Fresh brand rug and room deodorizers. As a well known and respected brand name, Lava enjoys widespread consumer recognition as a soap for extra-dirty hands. The Company anticipates the Lava brand soap will become an important product to the Division. Similarly, the Carpet Fresh brand is a well known name in its product category of rug and room deodorizers. Two new fragrances were introduced this year.

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

     The Company cannot predict what additional legislation or governmental action, if any, will be enacted or taken with respect to the above matters and what its effect, if any, will be on the Company's consolidated financial position, results of operations or cash flows.

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

     Oral hygiene and professional dental products are promoted by the Company through dental journals.

     A team of Dental Sales Consultants sells products directly to dentists and a TeleSales group at headquarters services dental accounts by telephone. The Company sells its consumer denture, dental care, oral hygiene and personal care products through its national sales force. In-store merchandising is provided by a national food broker merchandising force. Sales are made directly to food and drug chains, wholesalers, mass merchandisers and independent food and drug stores. Food brokers are retained for sales of household products. In addition, the Company employs marketing and sales representatives in foreign countries.

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

     The primary competitive factors affecting proprietary over-the-counter medicines and household products are product formulation, reputation, advertising and consumer promotion. In the ethical pharmaceutical market, the Company competes against significantly larger companies in selected therapeutic areas. It relies upon clinical evidence, the reputation of its brand names and its marketing force concentrating its efforts to promote to medical specialists, internists and family practitioners. In the household products segment of its business, the Company relies heavily on advertising and consumer promotion to compete.

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

     During the course of the fiscal year ended March 31, 1996, there were no substantial raw material shortages. The Company was able to obtain at competitive prices all raw materials required for its normal operations.

     The Company manufactures the majority of its products. Some products are manufactured by independent third parties.

Item 2.Proprties:
     The worldwide executive and administrative offices, manufacturing, research and development, warehousing and distribution facilities of the Company and its subsidiaries use an aggregate of approximately 2,427,000 square feet. This figure does not include undeveloped land on which its facilities are located or land adjacent to certain properties. The Company or its subsidiaries own substantially all the properties.

     Among these properties are the following: (1) corporate headquarters, Jersey City, New Jersey; (2) dental product manufacturing: Humacao, Puerto Rico (Dentco, Inc.); Glendale, Wisconsin (leased); Dungarvan, Ireland; and Cwmbran, Wales; (3) manufacturing plants for more than one product group:
Memphis, Tennessee; Dayton (South Brunswick), New Jersey: Humacao, Puerto Rico (Reedco, Inc.); Mississauga, Canada; Plymouth, Great Britain; Oevel, Belgium; Sydney Australia; Mexico City, Mexico; Buenos Aires, Argentina; and Rio de Janeiro, Brazil.

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

Item 3.  Legal Proceedings

     The Company is involved in various routine litigation incidental to its business. While the significance of these matters cannot be fully assessed at this time, management, on advice of counsel, does not believe that any liability that may arise from these proceedings will have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 4, 1996 by waiver and unanimous consent of the Class B shareholders of the Company, the Board of Directors, consisting of the persons named in Item 10, was elected in its entirety.

     Leonard N. Block, James A. Block and Thomas R. Block were reappointed Members of the Executive Committee of the Board of Directors which, upon unanimous consent of all its Members, may exercise all the authority of the Board of Directors, subject to certain statutory limitations.



                               PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

                    STOCK PRICE AND DIVIDEND INFORMATION

                       Market Price Range             Cash Dividends
                       of Class A Common            Declared Per Share
                            Stock*

Fiscal Year Ended        High        Low
March 31, 1996

First Quarter           $37 1/4    $32 1/4        $0.27 Class A Shares

Second Quarter           40         33 3/4        $0.27 Class A Shares
                                                  $0.10 Class B Shares

Third Quarter            40         34            $0.29 Class A Shares
                                                  $0.10 Class B Shares

Fourth Quarter           42 3/8     33            $0.29 Class A Shares**
                                                  $0.10 Class B Shares**

Fiscal Year Ended
March 31, 1995

First Quarter            32 3/4     29 1/2        $0.26 Class A Shares

Second Quarter           32 1/4     29            $0.26 Class A Shares

Third Quarter            38         30 1/2        $0.27 Class A Shares

Fourth Quarter           37 3/4     33            $0.27 Class A Shares***

  * These are high and low bid quotes and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 ** In addition, a 3% stock dividend was paid on January 2, 1996 to Class A and B shareholders in Class A Common Stock.

*** In addition, a 3% stock dividend was paid on January 3, 1995 to Class A and B shareholders in Class A Common Stock.

The following table indicates the approximate number of shareholders of each class of the Company's equity securities as of June 4, 1996:


             Title of Class                     Number of Shareholders

      Common Stock, Class A (non-voting)                  547


      Common Stock, Class B (voting)                       5


Item 6.  Selected Financial Data

                             Fiscal Year Ended March 31
                  1996          1995          1994           1993         1992

Net Sales
from
Continuing
Operations    $715,242,000  $621,139,000  $566,772,000 $577,305,000 $520,261,000

Interest,
Dividends
& Other
Income          30,157,000    23,026,000    23,383,000   26,490,000   22,328,000

Income
from
Continuing
Operations
before
Income Taxes    65,501,000    57,870,000    54,147,000   69,446,000   60,969,000

Income Taxes    11,798,000    11,944,000     8,135,000   13,026,000    8,343,000

Income from
Continuing
Operations      53,703,000    45,926,000    46,012,000   56,420,000   52,626,000

Average Number
of Common
Shares
Outstanding(1)  20,796,000    20,753,000    20,718,000   20,692,000   20,676,000

Income from
Continuing
Operations,
  Per Share
  of Common
  Stock(1)           $2.58         $2.21         $2.22        $2.73        $2.55

Net Income
Per Share of
  Common Stock(1)    $4.26         $2.43         $2.31        $2.97        $2.77


Cash Dividends
Declared Per
  Share of
  Class A Common     $1.12         $1.06         $1.02        $ .95        $ .85

Cash Dividends
Declared Per
  Share of
  Class B Common     $0.30             -             -            -           -

Stock Dividends
Declared Per
  Share of
  Class A Common        3%            3%            3%           3%          3%

Stock Dividends
Declared Per
  Share of
  Class B Common(2)     3%            3%            3%           3%          3%

Depreciation  $ 19,012,000  $ 16,031,000  $ 13,580,000 $ 10,727,000 $  9,059,000

Working
Capital        106,050,000    26,095,000    32,637,000   51,203,000   69,563,000

Current Ratio          1.5           1.1           1.2          1.3         1.4

Total Assets  $929,117,000  $871,320,000  $771,068,000 $726,497,000 $649,608,000

Long-Term
Debt and
Notes Payable   56,143,000    15,273,000    17,880,000   19,160,000   19,435,000

Shareholders'
Equity         641,042,000   562,531,000   515,121,000  485,298,000  446,550,000

Number of
Employees            3,600         3,521         3,491        3,505        3,301


Management's Discussion and Analysis of Operating Results and Financial condition is presented on pages 8 to 12 of this report.

(1) Restated to reflect stock dividends declared on Class A and Class B Common Stock by the Company in 1996 and previously.

(2)    Payable in Class A Common Stock.

Prior years income statement numbers are restated to reflect discontinued operations

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition

   In June of 1995, the Company sold its U.S. Reed & Carnrick Pharmaceutical Division. The discussion of Operations that follows excludes that Division, which has been treated as a discontinued operation for all periods presented. For additional information see "Discontinued Operations" in the Notes to Consolidated Financial Statements on page 26.

   Operating Results

   Consolidated worldwide net sales for the fiscal year ended March 31, 1996 were $715.2 million, an increase of 15% from the prior fiscal 1995, which recorded an increase of 10%. Domestic and international sales increased in both fiscal 1996 and 1995 over the preceding year. Domestic sales in fiscal 1996 increased 14%, reflecting volume growth of 12% and price increases of 2%. International sales in fiscal 1996 increased 16%. Excluding the impact of foreign currency exchange rate fluctuations, fiscal year 1996 international sales would have risen 10%.

     Not included in the Company's sales is its 50% interest in a Japanese Joint Venture company, Kobayashi-Block Company Ltd., which is accounted for under the equity method. Total sales of the Joint Venture for fiscal 1996 were $147.1 million, a 22% increase over fiscal 1995, which had total sales of $120.4 million, 30% higher than fiscal 1994.

   The Company's largest business segment, dental products, increased 13% to $496 million, following a 12% increase in the prior year. Consumer product sales increased to $219 million, a 22% increase compared to a 4% increase in the previous year.

   Interest, dividends and other income increased in the current year primarily due to increased equity income from Kobayashi-Block Joint Venture and co-promotion arrangements in the dental products segment. Investment income in fiscal 1995 approximated fiscal 1994.

   The cost of goods sold percentage to sales was 32.8% in fiscal 1996 compared to 33.5% in fiscal 1995 and 34.1% in fiscal 1994. These improved percentages reflect continuing cost containment efforts and mix of products sold, in addition to selective price increases.

   Selling, general and administrative expenses represent 62.2%, 60.9% and 60.5% of sales in fiscal 1996, 1995 and 1994 respectively. The major portion of such expenses are advertising and promotional expenditures essential to do business in the highly competitive environment in which the Company operates. These expenses were increased and reflect a major effort to meet significant competition and build brand equities.

   Due to these factors, income before taxes was 9.2% of sales in fiscal 1996 as compared to 9.3% and 9.6% in fiscal 1995 and 1994, respectively.

   The effective income tax rates of 18.0%, 20.6% and 15.0% in fiscal 1996, 1995 and 1994, respectively, reflect tax-exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland. For additional information, see "Income Taxes" in the Notes to Consolidated Financial Statements.

   The Company's foreign operations measure profitability in terms of U.S. Dollars and are subject to foreign exchange risk. If the U.S. Dollar strengthens, the profitability of foreign operations can be affected adversely. The profitability of foreign operations will benefit, however, if the U.S. Dollar weakens. During fiscal 1996 and 1995, the U.S. Dollar generally weakened. This had a favorable impact on profits for both years.

   The Company is not engaged in a hedging program for foreign currency.

   Although inflation has been moderate throughout fiscal 1996 and 1995, the Company has continued to utilize selective price increases and budgetary monitoring of advertising, personnel and other operating expenses to control its operating margins. Research and Development outlays have been increased in the continuing effort to develop new and improved products and line extensions.

   The Company has realigned its business strategy during the past 12 months, renewing its focus on the marketing and manufacturing of its core business segments: dental, and consumer products and other. This fundamental change in strategy led to the divestiture of the Reed & Carnrick domestic pharmaceutical division and the subsequent purchase of a number of key brands in support of core segments.

   In January, 1996 the Company acquired the Lava soap brand from Procter and Gamble. During the third quarter, the Nature's Remedy Laxative brand in the United States and the Setlers Antacid brand in the United Kingdom were acquired from SmithKline Beecham; and the Parodontax line of oral hygiene products was purchased from Madaus AG for European, Asian and Latin American markets.

   The Company signed an agreement to terminate its joint venture agreement in Japan with Kobayashi and acquired sole ownership of the Joint Venture Company in April, 1996. The Company desired more involvement in the day to day management of the business in Japan which represents a significant portion of the Company's international operations in over-the-counter oral care products.

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

   Other product line acquisitions completed as part of the strategic realignment include the Goodys brand of headache powders from Goody's Pharmaceuticals in December 1994, and the Carpet Fresh and Neutra-Air brands of carpet fresheners from Reckitt & Colman in August 1995.

Liquidity and Capital Resources

   Cash increased to $16.4 million at March 31, 1996 from $13.7 million at March 31, 1995 and $8.9 million at March 31, 1994.

   Net cash flows from operating activities were $43 million in fiscal 1996, $7 million less than the prior year. The sale of the U.S. Reed & Carnrick Division accounted for a $19 million reduction together with increases in accounts receivable and inventories more than offsetting increases in accounts payable. In fiscal 1995, net cash flows from operating activities were $50 million, $26 million less than the prior year. Increases in accounts receivable and inventories more offset an increase in accounts payable and a decrease in other current assets. Accounts receivable at year-end 1996, 1995 and 1994 represented 2.1, 2.1 and 1.9 average months of sales, respectively. Inventory levels comprised 6.4, 6.2, and 5.2 months supply at year-end 1996, 1995, and 1994 respectively.

   Net cash from investing activities in fiscal 1996 was $16 million, compared to net cash used in fiscal 1995 of $70 million. The sale of the U.S. Reed & Carnrick Division provided $64 million and together with net proceeds of securities more than offset payments for products acquired and additions to property, plant and equipment. In fiscal 1995, payments for products acquired, additions to property, plant and equipment, and purchase of long-term securities more than offset proceeds from sales of securities. In fiscal 1994, the net cash outflow for investing activity was $58 million. Throughout the three year period, the Company, consistent with its plans for growth and expansion, continued the modernization and expansion of its manufacturing, distribution and office facilities, domestically and internationally.

   Net capital expenditures of $33 million in fiscal 1996 approximated fiscal 1995 and 1994.

   Domestically, major projects over this three year period have been the modernization and expansion of laboratories and office facilities at the Jersey City, New Jersey corporate headquarters, a new distribution and manufacturing facility in Dayton, New Jersey and the renovations and expansions of production and warehouse facilities at the Memphis, Tennessee, South Brunswick, New Jersey and Puerto Rico plants. In fiscal 1996, the Company undertook an extensive reengineering project to improve internal business processes to better serve our customers. This new focus on technical efficiency and computerization will be a key to both current and future productivity.

   The Company's foreign facilities were also expanded in fiscal 1996. Expenditures continued to be made for renovation and expansion of production and warehousing facilities in Ireland and England. Expansion is expected to continue in fiscal 1997. The Company anticipates future capital spending to approximate 5% of net sales, and expects to fund modernization and expansion through internally generated funds and through short-term borrowings, as needed.

   Net cash used in financing activities was $56 million in fiscal 1996, compared to net cash provided of $25 million in fiscal 1995. In fiscal 1994, there was a net cash outflow of $15 million. The financing outflows arose from the payment of debt as well as dividends to shareholders. The financing inflows in fiscal 1995 arose from the proceeds from debt issuance to help finance the acquisition of Goody's Pharmaceuticals, Inc. which more than offset dividends to shareholders and debt repayment.

   An overall weakening of the U.S. dollar in relation to foreign currencies resulted in net foreign currency translation gains of $600,000 in fiscal 1996. In fiscal 1995, net foreign currency translation gains of $6.7 million were reported. These amounts were charged directly to Shareholders' Equity in the balance sheet.

   In fiscal 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting For Certain Investments In Debt and Equity Securities" and has classified all long-term securities as "available for sale". These long term securities reported at fair value resulted in unrealized holding gains of $6 million, net of taxes of $1.3 million as of March 31, 1996, and $1.8 million, net of taxes of $.6 million as of March 31, 1995.

   The Company anticipates that sufficient funds will be provided from operations and borrowing capabilities for capital expenditures, dividend payments and other cash needs in fiscal 1997. The Company had uncommitted lines of credit totaling $303 million and $249 million at March 31, 1996 and 1995, respectively.

Item 8.  Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the consolidated financial statements and the financial statement schedules of Block Drug Company, Inc. and Subsidiaries listed in the index on page 51 of this Form 10-K. These financial statements and financial statements schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain foreign subsidiaries and branches, which statements reflect total assets and total revenues constituting approximately 11 percent and 28 percent, respectively, in the year ended March 31, 1996, 10 percent and 26 percent, respectively, in the year ended March 31, 1995 and 11 percent and 23 percent, respectively, in the year ended March 31, 1994 of the corresponding consolidated totals. These statements were audited by other auditors whose reports were furnished to us. Our opinion expressed herein, insofar as its relates to the amounts for such subsidiaries and branches, is based solely upon such reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Block Drug Company, Inc. and subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                      COOPERS & LYBRAND  L.L.P.


New York, New York
June 4, 1996

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                 MARCH 31
                                                           1996          1995
ASSETS
Current Assets:
 Cash. . . . . . . . . . . . . . . . . . . . . . . .  $  16,388,000 $  13,706,000
 Marketable securities, at market (Note 4) . . . . .     13,433,000    24,061,000
 Accounts receivable, less allowances of $4,188,000
 (1996) and $3,222,000 (1995) . . . . . . . . . . .     124,816,000   114,656,000
 Inventories (Note 1 and 2). . . . . . . . . . . . .    124,368,000   113,419,000
 Other current assets. . . . . . . . . . . . . . . .     33,200,000    30,045,000

   Total current assets. . . . . . . . . . . . . . .    312,205,000   295,887,000

 Property, plant and equipment, less accumulated
   depreciation (Notes 1 and 3) . . . . . . . . . . .   242,552,000   229,446,000
 Long-term securities, at market (Note 4). . . . . .    222,667,000   260,076,000
 Goodwill and other intangible assets, less accumulated
   amortization of $9,627,000 (1996) and $9,865,000 (1995)
   (Note 1). . . . . . . . . . . . . . . . . . . . .    127,047,000    64,040,000
 Other assets. . . . . . . . . . . . . . . . . . . .     24,646,000    21,871,000

   Total assets. . . . . . . . . . . . . . . . . . .   $929,117,000  $871,320,000

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Notes and bonds payable (Note 5). . . . . . . . .   $ 75,559,000  $155,591,000
   Accounts payable and accrued expenses (Note 6). .    118,273,000   101,952,000
   Income taxes payable (Note 7) . . . . . . . . . .      7,751,000     8,884,000
   Dividend payable. . . . . . . . . . . . . . . . .      4,572,000     3,365,000

    Total current liabilities. . . . . . . . . . . .    206,155,000   269,792,000

 Notes and bonds payable (Note 5). . . . . . . . . .     56,143,000    15,273,000
 Deferred income taxes (Note 7). . . . . . . . . . .     10,413,000    13,086,000
 Deferred compensation and other liabilities
    (Notes 1 and 8)                                      15,364,000    10,638,000

    Total liabilities. . . . . . . . . . . . . . . .    288,075,000   308,789,000

 Shareholders' equity (Notes 1 and 9):
 Class A common stock non-voting par value
 $.10-15,000,000 shares (1996 and 1995) authorized,
 13,111,962 (1996) and 12,466,172 (1995) shares
 issued and outstanding . .                               1,311,000     1,247,000
 Class B common stock, par value $.10-30,000,000 shares
    authorized, 7,704,400 shares issued and outstanding.    770,000       770,000
 Capital in excess of par value. . . . . . . . . . .    219,207,000   194,426,000
 Retained earnings . . . . . . . . . . . . . . . . .    416,200,000   367,325,000
 Cumulative foreign currency translation adjustment
   (Note 1). . . . . . . . . . . . . . . . . . . . .     (2,476,000)   (3,054,000)
 Unrealized holding gain on marketable securities
   (Note 4)                                               6,030,000     1,817,000
 Total shareholders' equity. . . . . . . . . . . . .    641,042,000   562,531,000

   Total liabilities and shareholders' equity. . . .  $ 929,117,000 $ 871,320,000

                 See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
INCOME AND RETAINED EARNINGS
For the Years Ended March 31, 1996, 1995 and 1994

                                                     1996          1995          1994
Revenues:
 Net sales . . . . . . . . . . . . .             $715,242,000  $621,139,000  $566,772,000
 Interest, dividends and other income. .           30,157,000    23,026,000    23,383,000
                                                  745,399,000   644,165,000   590,155,000

Cost and Expenses:
 Cost of goods sold. . . . . . . . .              234,782,000   207,793,000   193,315,000
 Selling, general and administrative . .          445,116,000   378,502,000   342,693,000
                                                  679,898,000   586,295,000   536,008,000

Income from Continuing Operations
 before income taxes . . . . . . . .               65,501,000    57,870,000    54,147,000

Income Taxes (Note 7):
 Current . . . . . . . . . . . . . .               17,602,000    11,225,000     7,682,000
 Deferred. . . . . . . . . . . . . .               (5,804,000)      719,000       453,000
                                                   11,798,000    11,944,000     8,135,000

Income from Continuing Operations. .               53,703,000    45,926,000    46,012,000

Discontinued Operations (Note 11):
Income from discontinued operations, net
 of taxes of $32,000 (1996), $1,336,000 (1995)
 and $1,127,000 (1994) . . . . . . .                   52,000     4,443,000     1,840,000

Gain on sale of division, net of taxes
 of $21,406,000. . . . . . . . . . .               34,925,000

Income from discontinued operations                34,977,000     4,443,000     1,840,000

Net Income . . . . . . . . . . . . .               88,680,000    50,369,000    47,852,000

Retained earnings at beginning of year.. .        367,325,000   349,500,000   331,633,000
Less: Cash dividends declared-$1.12
 (1996), $1.06 (1995) and $1.02 (1994)
 per share of Class A common stock                (14,164,000)  (12,731,000)  (11,632,000)
 Cash dividends declared $0.30 (1996)
 per share of Class B common stock                 (2,311,000)
 Stock dividend 3% (1996, 1995 and 1994)
 to Class A and Class B shareholders
 payable in Class A common stock
 (Note 9). . . . . . . . . . . . . .              (23,330,000)  (19,813,000)  (18,353,000)

Retained earnings at end of year . .             $416,200,000  $367,325,000  $349,500,000

Earnings per share of common stock
 (Notes 1 and 9):
 From Continuing Operations. . . . .                  $  2.58       $  2.21       $  2.22
 From Discontinued Operations. . . .                     1.68           .22           .09

Net Earnings Per Share . . . . . . .                  $  4.26       $  2.43       $  2.31


                 See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended March 31, 1996, 1995 and 1994
                                                       1996          1995         1994

CASH FLOW FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . .                $88,680,000   $50,369,000  $47,852,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Gain on sale of discontinued operation. . . . .  (34,925,000)
   Depreciation and amortization . .                 21,470,000    17,071,000   14,539,000
   Deferred income tax provision . .                 (5,804,000)      719,000      453,000
   Deferred compensation provision .                  1,979,000     2,700,000    1,773,000
   Equity in net income of joint venture .           (4,111,000)   (2,836,000)  (1,780,000)
   (Gain) loss on sales of long-term securities        (919,000)       10,000      (42,000)
   Employee savings plan provision .                  1,515,000     1,303,000    1,347,000
   Other, net. . . . . . . . . . . .                    986,000       644,000      (64,000)

Changes in assets and liabilities that
 provided (used) cash, net of effects from purchase of products acquired

   Accounts receivable . . . . . . .                (10,817,000)  (11,311,000)  (5,286,000)
   Inventories . . . . . . . . . . .                (10,725,000)  (20,108,000)   5,224,000
   Accounts payable and accrued expenses .           16,173,000    11,122,000   19,558,000
   Other current assets. . . . . . .                   (923,000)    5,873,000   (2,482,000)
   Other assets. . . . . . . . . . .                    275,000    (1,656,000)  (2,523,000)
   Income taxes and dividends payable. .                249,000    (1,738,000)  (1,180,000)
   Payments of deferred compensation and
     other noncurrent liabilities. .                 (1,381,000)   (2,453,000)  (1,451,000)
   Changes from sale of division, net. .            (19,063,000)

Net cash flow from operating activities. .           42,659,000    49,709,000   75,938,000

CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from sales of U.S. Pharmaceutical
 Division, net of cash expenses. . .                 64,431,000
Additions to property, plant and equipment . . . .  (32,693,000)  (34,542,000) (35,215,000)
Decrease in marketable securities. .                  4,924,000     3,951,000    6,945,000
Dispositions of long-term securities . .             74,808,000    37,807,000   23,910,000
Purchase of long-term securities . .                (25,858,000)  (28,686,000) (52,992,000)
Payment for products acquired. . . .                (69,870,000)  (48,957,000)    (250,000)

Net cash provided by (used in) investing
 activities. . . . . . . . . . . . .                 15,742,000   (70,427,000) (57,602,000)

CASH FLOW FROM FINANCING ACTIVITIES

Dividends paid to shareholders . . .                (16,475,000)  (12,731,000) (11,631,000)
Proceeds from issuance of debt . . .                 50,000,000    40,570,000
Payment of debt. . . . . . . . . . .                (89,288,000)   (2,612,000)  (3,643,000)

Net cash (used in) provided by
 financing activities. . . . . . . .                (55,763,000)   25,227,000  (15,274,000)

Effects of exchange rates on cash. .                     44,000       301,000     (793,000)

Increase in cash . . . . . . . . . .                  2,682,000     4,810,000    2,269,000

Cash, beginning of year. . . . . . .                 13,706,000     8,896,000    6,627,000

Cash, end of year. . . . . . . . . .                $16,388,000  $ 13,706,000  $ 8,896,000

SUPPLEMENTAL CASH FLOW DATA

Cash Paid During the Year:

 Interest. . . . . . . . . . . . . . . . .          $ 8,850,000   $ 7,676,000  $ 6,979,000
 Income Taxes. . . . . . . . . . . . . . .          $39,812,000   $13,646,000  $13,627,000

                 See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

Note 1. Significant Accounting Policies:

Basis of consolidation:
 The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly-owned. The Company's investment in a 50%-owned joint venture (Kobayashi-Block Company Ltd.) is accounted for under the equity method. With the exception of the March 31 year-end accounts of Germany, Japan and Colombia branches, all other accounts of foreign subsidiaries have been included on the basis of fiscal years ended December 31 in order to be available for inclusion in the consolidation. All material intercompany transactions and balances have been eliminated in consolidation.

Foreign currency translation:
 All assets and liabilities, other than those of highly inflationary countries, are translated at year-end exchange rates. In such cases, translation gains and losses are recorded as a separate component of shareholders' equity and are not included in the determination of net income. For subsidiaries that are considered to be operating in highly inflationary countries (Brazil), certain assets and liabilities are translated at historical exchange rates and resulting translation gains and losses are included in the determination of net income. In all cases, foreign currency transaction gains and losses are included in the determination of net income.

 Net foreign exchange gains and (losses) of $379,000, ($2,951,000) and ($1,789,000), were included in selling, general and administrative expenses in the determination of net income for fiscal years 1996, 1995 and 1994, respectively.

                                    1996           1995           1994

Transactions                    $  826,000    ($  649,000)   ($  383,000)

Translation relating
to highly inflationary
countries                      (   447,000)   ( 2,302,000)   ( 1,406,000)

Total                           $  379,000    ($2,951,000)   ($1,789,000)

CUMULATIVE TRANSLATION
ADJUSTMENT RECONCILIATION           1996           1995           1994

Balance -Beginning              (3,054,000)    (9,705,000)    (2,225,000)

Translation Adjustment             578,000      6,651,000     (7,480,000)

Balance-Ending                  (2,476,000)    (3,054,000)    (9,705,000)

Inventories:

 Inventories are stated at the lower of cost or market. Cost is determined principally by the average cost and first-in, first-out methods.

Property, plant and equipment and depreciation:

 Property, plant and equipment is recorded at cost. Depreciation is provided over estimated lives using the straight-line method. Average useful lives are 50 years for buildings and building additions, 12 years for equipment and 5 years for computers. The cost of maintenance, repairs and minor renewals of property, plant and equipment are charged to operations; major renewal and betterments are capitalized.

Goodwill and other intangible assets:

 Goodwill and other intangible assets represent the excess of cost over the fair value of net tangible assets of companies or products purchased.
Goodwill acquired prior to October 31, 1970 is not being amortized since, in management's opinion, its value has not diminished. Goodwill acquired subsequent to that date is being amortized using the straight-line method over the years estimated to be benefited, but not to exceed 40 years. Other intangible assets are recorded at cost and amortized over their estimated useful lives on the straight line method. Intangible assets are periodically reviewed to determine the recoverability of unamortized balances using undiscounted cash flows.
 Amortization of goodwill and other intangible assets was $2,458,000, $1,040,000 and $959,000 in the years ended March 31, 1996, 1995 and 1994, respectively.

Marketable Securities and fair value of financial instruments:

 Marketable securities classified as current assets include cash equivalents (i.e. interest bearing securities with maturities of 90 days or less at time of purchase) that are recorded at cost (which approximates market) and other debt instruments with less than one year remaining until maturity that are treated as available for sale and recorded at market value.

 On April 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Current and non current marketable securities were reclassified from held-to-maturity to available-for-sale under SFAS No. 115 as of the beginning of the fourth fiscal quarter of fiscal 1995. The fair values of such securities are determined by independent pricing services and/or securities dealers.

Retirement plans and deferred compensation agreements:
 Pension costs recorded as charges to operations include actuarially determined current service costs and an amount equivalent to amortization of prior service costs in accordance with the provisions set forth in Statement of Financial Accounting Standards (SFAS) No. 87, "Employer's Accounting for Pensions." It is the Company's policy to fund pension costs in accordance with the Internal Revenue Service full funding limitation.

 In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers Accounting for Postretirement Benefits Other Than Pensions." This standard requires that the estimated cost of these benefits, which are for health care, be accrued during the employee's active working career. Prior to the adoption of SFAS 106, these costs were recognized when benefits were paid. The Company has elected to amortize the unfunded obligation existing at April 1, 1993 (transition obligation) over a period of 20 years.

 The Company has agreements with certain key executives which provide deferred compensation depending on length of service and average salary level.
Benefits payable in the future to these executives under these agreements are charged to operations on an actuarially determined basis over the attribution period which equals the estimated period of active employment of such executives.

Research and development expenditures:
 Research and development expenditures are charged to operations as incurred. The charges for the years ended March 31, 1996, 1995 and 1994 were $23,959,000, $23,465,000 and $21,568,000, respectively.

Net income per share of common stock:
 Net income per share of common stock is based on the combined weighted average number of shares of Class A and Class B Common Stock outstanding during each period, which was 20,796,000, 20,753,000 and 20,718,000 in fiscal year 1996,
1995 and 1994, respectively.

New accounting standards:

 In March, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This pronouncement establishes accounting standards for when impairment losses relating to long-lived assets, identifiable intangibles, and goodwill related to those assets should be recognized and how the losses should be measured. The Company will implement SFAS No. 121 in fiscal 1997. The adoption of SFAS No. 121 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

Risk and Uncertainties:

 The Company markets products in highly competitive fields. For many of its products, its competitors include significantly larger corporations with substantially greater resources. The high degree of trademark recognition and goodwill associated with many of the Company's brand names is an important factor in its ability to compete effectively. While larger competitors are able to commit significantly greater revenues to national advertising, the Company believes its advertising and marketing expertise enable it to compete effectively.

 The primary competitive factors affecting proprietary over-the-counter brands are product formulation, reputation and advertising and consumer promotions.

 The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual amounts are not expected to differ from those estimates.

Reclassification:

 Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2. Inventories:
 Major classes of inventories comprise:                    March 31
                                                     1996            1995

Raw and packaging materials. . . . . .  . .  .   $ 42,868,000     $41,033,000
Finished goods . . . . . . . . . . . . . . .       81,500,000      72,386,000

 Total . . . . . . . . . . . . . . . . . . . .   $124,368,000   $ 113,419,000

Note 3. Property, Plant and Equipment:
 Major classes of property, plant and equipment
 are summarized as follows:                                    March 31
                                                     1996            1995

Land                                    . .     $  21,066,000   $  20,585,000
Building and related improvements. . . . .        149,274,000     147,138,000
Machinery and equipment. . . . . . . . . .        136,408,000     119,224,000
Furniture and fixtures   . . . . . . . . .         44,951,000      36,223,000
Construction in progress . . . . . . . . .          5,577,000       4,825,000
                                                  357,276,000     327,995,000

Less:  Accumulated depreciation                   114,724,000      98,549,000

 Total                                           $242,552,000    $229,446,000

 Depreciation expense for the years ended March 31, 1996, 1995 and 1994 was $19,012,000, $16,031,000 and $13,580,000, respectively. Certain of the above properties are pledged as collateral for the bonds (Note 5).

Note 4. Marketable Securities:

 On April 1, 1994, the Company adopted SFAS No. 115. "Accounting for Certain Investments in Debt and Equity Securities." It classified its marketable securities as hold-to-maturity and reported at amortized cost. On January 1, 1995, the Company reclassified all of its marketable securities as available-for-sale. This reclassification is primarily a result of changing economic circumstances. As a result of this change in classification, on January 1, 1995, the Company recorded an unrealized holding loss of $4,020,000, net of a tax effect of $127,000, in a separate component of shareholders' equity. There was no effect on net income as a result of this adoption or change in portfolio classification.

 The marketable securities, both current and non current, as of March 31, 1996 consisted of the following:

                                                   Unrealized Holding

                             Fair Value          Gains            Losses

U.S government and
its agencies                $ 93,280,000       $2,818,000       $1,378,000

Municipal and state          132,314,000        5,894,000

Other, principally
money market                  10,506,000

                            $236,100,000       $8,712,000       $1,378,000

 The above unrealized holding gains and losses, net of income taxes of $1,304,000, are reflected as "unrealized holding gain on marketable securities" in shareholders' equity.

 The marketable securities, both current and non-current, as of March 31, 1995 consisted of the following:

                                                   Unrealized Holding

                             Fair Value          Gains            Losses

U.S government and
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

 The maturities of the Company's investment in debt securities, at fair value, as of March 31, 1996 and 1995 were as follows:

                                         1996                1995

Within 1 year                       $  13,433,000       $  24,061,000

After 1 year through 5 years           53,115,000          19,539,000

After 5 years through 10 years         70,099,000         154,437,000

After 10 years                         99,453,000          86,100,000

                                    $ 236,100,000       $ 284,137,000

 The proceeds from the sales of available-for-sale securities (excluding normal principal payments on government agency obligations, bond redemptions and maturities) were $60,558,000 and $10,161,000 for the years ended March 31, 1996 and 1995, respectively. Gross realized gains and gross realized losses from these transactions were $1,066,000 and $89,000 for the year ended March 31, 1996 and $270,000 and $258,000 for the year ended March 31, 1995, respectively. The cost of marketable securities sold was determined by specific identification.

Note 5. Notes and Bonds Payable:

 Short-term notes payable consist primarily of borrowings from various banks at interest rates ranging from 4.2% to 13.6%. At March 31, 1996 and 1995, the Company maintained short term uncommitted bank lines of credit aggregating $303,384,000 and $248,810,000, respectively. Of these amounts, $235,559,000 and $93,513,000 was unused at March 31, 1996 and 1995, respectively.

Long-term notes and bonds payable are comprised of the following:

                                                                March 31
                                                        1996           1995

11.75% Bonds due fiscal 1996 through fiscal 2001(a)  $            $  5,625,000
7.3% to 7.5% Notes due fiscal 1997 . . . . . .                       3,380,000
7.0% Notes due fiscal 2000 . . . . . . . . . .        1,693,000      1,818,000
6.47% Senior note due fiscal 2007. . . . . . .        50,000,000
Variable rate bonds (currently 4.2%), due
 fiscal 2010 . . . . . . . . . . . . . . . . .         4,450,000     4,450,000
                                                     $56,143,000   $15,273,000
(a) called 6/1/96

 Certain properties of the Company (approximate book value $10,657,000) are pledged as collateral for the bonds (Note 3). The requirements of the bond indentures include the maintenance by the Company of minimum consolidated net worth and net working capital including long-term marketable securities of $250,000,000 and $50,000,000, respectively.

 Interest expense on all borrowings aggregated $8,374,000 in fiscal 1996, $8,292,000 in fiscal 1995 and $7,029,000 in fiscal 1994.

Long-term debt at March 31, 1996 is payable as follows:

                Year ended March 31

                2000 . . . . . . . . . . .        $ 1,693,000
                2001 and later . . . . . .         54,450,000
                                                  $56,143,000

  The Company entered into interest rate cap agreements to reduce the impact of increases in interest rates on its short-term floating rate debt. They cover a $100 million notional value for the period 6/1/93 to 6/1/02 and an additional $50 million for the period 6/1/95 to 6/1/02. The agreements, which are spread equally among six counterparties, entitle the Company to receive quarterly amounts, if any, by which interest on the notional value at the 90 day LIBOR rate exceeds 4% at quarterly reset dates during the year beginning 6/1/93, 5% during the year beginning 6/1/94, 7% during the two years beginning 6/1/95 and 9% during the five years beginning 6/1/97. The premium is paid for the term of the agreements in quarterly installments of $127,236 on the $100 million beginning 6/1/93 and $116,013 on the $50 million beginning 6/1/95. The additional $50 million cap protection was discontinued in July, 1995. The Company received payments totaling $319,000 during the year pursuant to these agreements and recorded the payment as a reduction of interest expense. As of March 31, 1996, the fair market value of the $100 million notional amount of these agreements, net of the present value of premium installment payments due, was an off-balance sheet liability of $1,289,000.

Note 6. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the following:

                                                            March 31
                                                        1996        1995

Accounts payable - trade . . . . . . . . . . . . .  $ 29,323,000  $ 31,568,000
Accrued salaries, wages, vacation pay and bonuses.    31,936,000    28,114,000
Accrued advertising and selling expenses . . . . .    28,071,000    26,505,000
Other current liabilities. . . . . . . . . . . . .    28,943,000    15,765,000
                                                    $118,273,000  $101,952,000

Note 7. Income Taxes:

 Income taxes on continuing operations consisted of:

                                        Current        Deferred       Total

For the year ended March 31, 1996
      Federal. . . . . . . . . . . .. $ 7,361,000   $(6,115,000)   $ 1,246,000
     Foreign . . . . . . . . . . . ..   9,466,000       835,000     10,301,000
     State . . . . . . . . . . . . ..     775,000      (524,000)       251,000
                                      $17,602,000   $(5,804,000)   $11,798,000

For the year ended March 31, 1995
      Federal. . . . . . . . . . . .. $ 2,095,000   $ 1,123,000    $ 3,218,000
     Foreign . . . . . . . . . . . ..   7,836,000      (500,000)     7,336,000
     State . . . . . . . . . . . . ..   1,294,000        96,000      1,390,000
                                      $11,225,000   $   719,000    $11,944,000

For the year ended March 31, 1994
      Federal. . . . . . . . . . . .. $(2,134,000)  $  (270,000)   $(2,404,000)
     Foreign . . . . . . . . . . . ..   9,107,000       746,000      9,853,000
     State . . . . . . . . . . . . ..     709,000       (23,000)       686,000
                                      $ 7,682,000   $   453,000    $ 8,135,000

 Deferred income tax expenses result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The source and the tax effect of these differences were as follows:


                                              1996        1995         1994

For the year ended March 31:
 Depreciation. . . . . . . . . . .. . . .  $2,025,000  $2,140,000   $1,786,000
 Expenses (not) currently
 deductible for
   tax purposes. . . . . . . . . .. . . .  (7,999,000)   (699,000)  (1,437,000)
 Other . . . . . . . . . . . . . .. . . .     170,000    (722,000)     104,000
              . . . . . . . . . .  . . ..  (5,804,000) $  719,000   $  453,000

 A reconciliation of the provision for income taxes on income from continuing operations and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is as follows:

                                         Percent of Income Before Income Taxes

                                                 1996      1995      1994
For the year ended March 31:
 U.S. statutory income tax rate . . . . . ..     35.0%     35.0%     35.0%
 Tax exempt state and municipal bond income.     (6.0)     (6.0)     (6.2)
 Irish operating income taxed at lower rate. (5.3) (4.9) (9.4) Reduction in taxes resulting from Puerto Rico
   source income subject to lower tax rate .     (6.8)     (4.0)     (3.3)
 Other, net. . . . .. . .. . .. . . . . . ..      1.1       0.5      (1.1)

                                                 18.0%     20.6%     15.0%

 The Company's subsidiaries in Puerto Rico have agreements which commenced in fiscal 1988 and expire in 2002, which provide for a 90% exemption from income taxes on operating income. The Company's subsidiary in Ireland has a 10% tax rate on export sales. The Company has not accrued U.S. federal income taxes on cumulative undistributed earnings of foreign subsidiaries of $194,886,400 as of March 31, 1996, since the majority of such earnings are expected to be permanently reinvested abroad. Where it is the intention to remit earnings, the related U.S. income taxes on these earnings, after giving effect to available tax credits, would not be material.

 Deferred tax assets and liabilities consisted of the following:*

 Deferred tax assets:                                      March 31,
                                                     1996           1995

   Coupon accrual, sales discounts,
   and workers compensation. . .                   $3,816,000     $3,331,000
   Employee benefits. . .. . .. . .. . .. . .. .    5,982,000      4,708,000
   Accrual on vacation. .. . .. . .. . .. . .. .    1,489,000      1,055,000
   Deferred compensation.. . .. . .. . .. . .. .    3,049,000      2,770,000
   Capital gain. . .. . .. . .. . .. . .. . .. .    7,801,000
   Other .. . .. . .. . .. . .. . .. . .. . .. .      894,000      2,047,000

                                                  $23,031,000    $13,911,000

 Deferred tax liabilities:
   Property, plant and equipment. .. . .. .       $17,768,000    $16,361,000
   SFAS No. 115 adjustment . .. . .. . .. . ..      1,304,000        578,000
   Other .. . .. . .. . .. . .. . .. . .. . ..      2,775,000        676,000

                                                  $21,847,000    $17,615,000

 * As of March 31, 1996 and 1995, recoverable income taxes reflected in the balance sheet in "Other current assets" included current deferred tax assets of $11,597,000 and $9,382,000, respectively. The remaining deferred tax liabilities, net of deferred tax assets, were reflected in the balance sheet as "Deferred income taxes".

Note 8. Retirement and Deferred Compensation Plans:

 The Company and its subsidiaries have several pension plans covering substantially all domestic employees and certain employees in foreign countries. The Company makes annual contributions to the plan equal to the amounts allowable under the Internal Revenue Service maximum full funding limitation. The domestic plan benefits are primarily based upon the employee's compensation during the sixty highest consecutive months of the last 120 months of employment and the number of years of service. Net pension expense includes the following components:

                                              1996        1995         1994

 Service cost. . . .. . .. . .. . .       $5,196,000   $4,822,000   $4,151,000
 Interest cost on projected benefit
 obligation . . . . . . . . . .            5,399,000    4,404,000    3,776,000
 Actual return on plan assets. . . . .   (12,860,000)  (1,216,000)  (5,106,000)
 Net amortization and deferral . . . .     6,697,000   (4,928,000)    (616,000)
   Net periodic pension cost . . . . .   $ 4,432,000   $3,082,000   $2,205,000

 The following table sets forth the present value of benefit obligations and funded status for the Company's foreign and domestic plans:

                                      1996                             1995

Actuarial present value of benefit
obligations, including vested
enefits of $51,091,000 in 1996
and $42,403,000 in 1995. . . . . .            $52,304,000          $41,664,000

Projected benefit obligations. . .             72,154,000          $62,824,000

Plan assets at fair value
 (primarily invested in stocks,
 bonds and government obligations) 79,693,000          $67,763,000
Add: Unrecognized prior
       service cost                 3,352,000            2,988,000

Less: Unrecognized, net gain on
        assets                     19,204,000           13,432,000
      Unamortized transition asset
        established as of
        February 28, 1985           3,002,000            3,653,000
     Adjustment for minimum
       liability                      399,000              634,000
     One time purchase price
       liability                         -     60,440,000  315,000  52,717,000
Net pension liability. . . . . . .            $11,714,000          $10,107,000

 The expected long-term rate of return on plan assets was 8% for 1996 and 1995. The weighted average discount rate was 7.5% for 1996 and 8.0% in 1995. The rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations was 5.0% for 1996 and 6.0% for 1995.

 The domestic plans are fully funded. Plan assets consist primarily of government bonds, corporate bonds and common stocks. The Company's foreign subsidiaries have plans under which funds are deposited with trustees or annuities are purchased.

 The Company has a Special Stock Unit Plan (the "Plan") whereby selected participants receive the right to deferred compensation based on the growth in the Company's average earnings per share, as defined in the Plan, and the value of the awards is adjusted to reflect the dilutive effect of stock dividends. Charges under the Plan for the years ended March 31, 1996, 1995 and 1994 were $923,000, $559,000 and $718,000, respectively. Deferred compensation payable included $3,124,000 at March 31, 1996 and $2,801,000 at March 31, 1995, respectively. Such amounts represent the actuarially determined present value of the vested benefits.

 The Company has employment contracts with four executives of the Company. These contracts specify the payment of benefits to the individual or beneficiary upon the termination of their employment or death.

 In addition to providing pension benefits the Company provides certain retiree health care benefits for substantially all non-union employees (excluding Puerto Rico) who reach retirement age while working for the Company. Health care benefits are provided by Blue Cross Blue Shield of New Jersey and selected Health Maintenance Organizations. The Company reserves the right to change or discontinue these benefits in whole or in part at any time.

The postretirement benefit liability as of March 31, 1996 and 1995 is as follows:

                                                      1996           1995

Retirees . . . . . . . . . . . . . . .  . .        $3,664,000     $3,080,000
Fully eligible active plan participants. . . . . . .  860,000        858,000
Other active plan participants . . . . . . . . .    3,661,000      3,263,000

      Total accumulated postretirement
      benefit obligation . . . . . .                8,185,000      7,201,000

Less: Plan assets at fair value and accruals . . . .     -              -
      Unrecognized net loss from past experience
      different from that assumed and from
      changes in assumptions . . . . . . . .          374,000        168,000
      Unrecognized transition obligation. . . . .   4,772,000      5,052,000

      Accrued postretirement benefit cost
      recognized in the Balance Sheet .. . . .     $3,039,000     $1,981,000

 The cost of providing postretirement benefits for the period ending March 31, 1996 and 1995 includes the following:
                                                      1996           1995

Service cost benefits attributed to service
  during the period. . . .                         $  288,000     $  273,000
Interest cost on the accumulated
  postretirement benefit obligation . . . . . .       572,000        508,000
Estimated return on plan assets. . . . . . . .  . . .    -              -
Amortization of transition obligation. . . . . . . .  281,000        281,000

     Net periodic postretirement benefit cost. .   $1,141,000     $1,062,000

 The accumulated postretirement benefits obligation was determined by application of the terms of the medical plan together with relevant actuarial assumptions and a health-care cost trend rate of 9% in 1996 decreasing gradually to 5.5% in 2001 and thereafter. These costs also reflect the implementation of a $2,000 per year cost cap and contribution schedule of 0% to 75% of cost based on years of service at retirement for new retirements after October 1, 1993. The effect of a 1% annual increase in these assumed cost trend rates would have a minimal effect due to the cost cap. The increase in the accumulated postretirement benefit obligation would be approximately $650,000 and the aggregate of the service and interest cost components of net postretirement health care cost for 1996 would be approximately $67,000.

 Measurement of the accumulated postretirement benefit obligation was based on an assumed discount rate of 7.5% and 8.0% for 1996 and 1995, respectively.

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

 On October 31, 1995, the Company declared an increased cash dividend of $.29 on the Class A Common Stock and a Class A Common Stock dividend of 3% on both the Class A and Class B Common Stock, payable on January 2, 1996 to shareholders of record as of December 1, 1995. On August 8, 1995 the Company declared an increased cash dividend of $.10 on the Class B Common Stock.

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

 Net income per share of common stock has been restated to reflect the current and prior years' stock dividends.

 Changes in Class A Common Stock, Class B Common Stock and capital in excess of par value during fiscal 1996, 1995 and 1994 were as follows:

                                CLASS A                  CLASS B
                              COMMON STOCK             COMMON STOCK
                                                                      Capital in
                                  Issued                 Issued        Excess of
                             Shares     Amount      Shares     Amount  Par Value

Balance, March 31, 1993   11,241,000 $1,124,000 7,704,400  $770,000 $153,996,000

3% Stock Dividend            569,000 $   57,000                     $ 18,296,000
Savings Incentive Plan(1)     37,000      4,000                        1,344,000
Repurchase of Shares          (8,000)    (1,000)                       (264,000)

Balance, March 31, 1994   11,839,000 $1,184,000 7,704,400  $770,000 $173,372,000

3% Stock Dividend            587,000 $   59,000                     $ 19,755,000
Savings Incentive Plan(1)     40,000      4,000                        1,299,000


Balance, March 31, 1995   12,466,000 $1,247,000 7,704,400  $770,000 $194,426,000

3% Stock Dividend            606,000     60,000                       23,269,000
Savings Incentive Plan(1)     40,000      4,000                        1,512,000


Balance, March 31, 1996   13,112,000 $1,311,000 7,704,400  $770,000 $219,207,000

(1) The Company has a voluntary savings incentive plan for eligible domestic employees. Company contributions to this 401(K) plan are made in the form of the Company's Class A Common Stock.

Note 10. Legal Proceedings:

 The Company is involved in various routine litigation incidental to its continuing and discontinued operations. While the significance of these matters cannot be fully assessed at this time, management, on advice of counsel, does not believe that any liability that may arise from these proceedings will have a material adverse impact on the Company's consolidated financial position or results of operations.

Note 11. Discontinued Operations:

 On June 30, 1995, the Company sold its U.S. Reed & Carnrick Pharmaceutical Division. In connection therewith, the Company recorded a gain on disposal of $34,925,000, net of taxes of $21,406,000 ($1.68 per share). The U.S. Reed &
Carnrick Pharmaceutical business is reported as a discontinued operation for all periods presented. The statements of consolidated income and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.

 The sales for the U.S. Reed & Carnrick Pharmaceutical business for the quarter ended June 30, 1995 (through the date of disposition) were $10,039,000. Sales for the fiscal years ended March 31, 1995 and 1994, were $48,715,000 and $46,511,000, respectively. Income from discontinued operations for the fiscal years ended March 31, 1996, 1995, 1994, net of taxes, was $52,000, $4,443,000 and $1,840,000, respectively.

Note 12. Product Segments:

 The Company develops, manufactures and sells products classified into two segments. The dental segment includes products used for cleansing and retention of dentures, toothpastes, toothbrushes and other products for general dental care. The consumer product segment consists of a variety of household cleaning products, over-the-counter products including anti-gas preparations, headache powders, sleep-aid tablets, digestive aids, diaper rash ointments, and medicated shampoos.

 The following table presents information concerning the Company's continuing operations by product segment and geographic area for the years ended
March 31, 1996, 1995 and 1994.

PRODUCT SEGMENTS                                1996       1995        1994
                                                       (in thousands)
 Net Sales:
   Dental. . . . . . . . . . . . . . . . .    $495,798    $440,531   $393,613
   Consumer Products and other . . . . . .     219,444     180,608    173,159
   Consolidated net sales. . . . . . . . .    $715,242    $621,139   $566,772

 Operating Income:
   Dental. . . . . . . . . . . . . . . . .   $  60,170    $ 58,742   $ 46,177
   Consumer Products and other . . . . . .      31,623      19,929     29,042

   Total operating income. . . . . . . . .      91,793      78,671     75,219
   General corporate expenses. . . . . . .     (26,292)    (20,801)   (21,072)
   Consolidated income before income taxes    $ 65,501    $ 57,870   $ 54,147

 Assets:
   Dental. . . . . . . . . . . . . . . . . .  $376,988    $333,188   $325,325
   Consumer Products and other . . . . . . .   302,466     228,035    172,662

   Total identifiable assets . . . . . . . .   679,454     561,223    497,987
   General corporate assets. . . . . . . . .   249,663     310,097    273,081
   Consolidated assets . . . . . . . . . . .  $929,117    $871,320   $771,068

 Depreciation and Amortization:
   Dental. . . . . . . . . . . . . . . . . .  $ 13,389     $ 9,951   $  8,554
   Consumer Products and other . . . . . . .     8,081       7,120      5,985
   Consolidated depreciation and
     amortization                             $ 21,470    $ 17,071   $ 14,539

 Capital Expenditures, Net:
   Dental. . . . . . . . . . . . . . . . .   $  23,406    $ 22,234   $ 18,836
   Consumer Products and other . . . . . .       9,287      12,308     16,379
   Consolidated capital expenditures . . .    $ 32,693    $ 34,542   $ 35,215

GEOGRAPHIC AREA
 Net Sales:
   United States . . . . . . . . . . . . .    $334,614    $291,313   $272,154
   Europe. . . . . . . . . . . . . . . . .     285,245     242,424    211,539
   Other . . . . . . . . . . . . . . . . .      95,383      87,402     83,079
   Consolidated net sales. . . . . . . . .    $715,242    $621,139   $566,772

 Operating income:
   United States . . . . . . . . . . . . .     $45,564    $ 36,022   $ 26,996
   Europe. . . . . . . . . . . . . . . . .      32,834      29,932     31,068
   Other . . . . . . . . . . . . . . . . .      13,395      12,717     17,155
   Total operating income. . . . . . . . .      91,793      78,671     75,219
   General corporate expenses. . . . . . .     (26,292)    (20,801)   (21,072)
   Consolidated income before income taxes     $65,501    $ 57,870   $ 54,147

 Assets:
   United States . . . . . . . . . . . . .    $361,543    $314,149   $243,437
   Europe. . . . . . . . . . . . . . . . .     270,641     212,830    203,767
   Other . . . . . . . . . . . . . . . . .      47,270      34,244     50,783
   Total identifiable assets . . . . . . .     679,454     561,223    497,987
   General corporate assets. . . . . . . .     249,663     310,097    273,081
   Consolidated assets . . . . . . . . . .    $929,117    $871,320   $771,068

 General corporate expenses consist of administrative expenses, translation losses relating to highly inflationary countries and interest less investment income. General corporate assets consist principally of marketable and long-term securities. 1995 and 1994 amounts are reclassified to conform to 1996 presentation.

Note 13. Subsequent Event

 The Company signed an agreement to terminate its joint venture agreement in Japan with Kobayashi and acquired sole ownership of the Joint Venture Company in April, 1996. The Company desired more involvement in the day to day management of the business in Japan which represents a significant portion of the Company's international operations in over-the-counter oral care products.


QUARTERLY FINANCIAL INFORMATION
(Unaudited)

 The following is a tabulation of quarterly results of operations for the years ended March 31, 1996 and 1995 (in thousands, except per share amounts):

                                          Fiscal 1996 Quarters
                           First        Second        Third        Fourth

Net sales. . . . . . .  $178,810,000  $172,234,000 $174,351,000 $189,847,000
Gross profit . . . . .   123,130,000   113,573,000  116,261,000  127,496,000
Income from Continuing
   Operations Before
   Income Taxes . . . .   17,926,000    16,178,000   17,412,000   13,985,000
Income from Continuing
   Operations. . . . . .. 14,248,000    12,899,000   13,087,000   13,469,000
Income (Loss) from
   Discontinued
   Operations. . . . . .  43,088,000       (79,000)  (1,241,000)  (6,791,000)
Net Income . . . . . . .  57,336,000    12,820,000   11,846,000    6,678,000
Earnings per share of
   Common Stock
   From Continuing
   Operations(1) . . . .       $0.69         $0.62        $0.63        $0.64
Earnings per share of
   Common stock
   From Discontinued
   Operations(1) . . . .       $2.07         $0.00       ($0.06)      ($0.33)



                                              Fiscal 1995 Quarters
                           First        Second        Third        Fourth

Net sales. . . . . . . .$146,728,000  $154,976,000 $148,676,000 $170,759,000
Gross profit . . . . . .. 99,531,000   103,654,000  102,596,000  107,565,000
Income from Continuing
   Operations
   Before Income Taxes .  13,299,000    15,393,000   13,400,000   15,778,000
Income from Continuing
   Operations. . . . . .  10,518,000    11,636,000   10,925,000   12,847,000
Income from Discontinued
   Operations. . . . . .   1,405,000       746,000    1,295,000      997,000
Net Income . . . . . . .  11,923,000    12,382,000   12,220,000   13,844,000
Earnings per share of
   Common Stock
   From Continuing
   Operations(1) . . . . .     $0.50         $0.56        $0.53        $0.62
Earnings per share of
   Common stock
   From Discontinued
   Operations(1) . . . .       $0.07         $0.04        $0.06        $0.05


(1) Restated to reflect the three percent stock dividends (see Note 9).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

 Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant:

     (a) Directors of the Registrant

         The following is a list of each director of the Company, the date their present terms of office will expire and all other positions presently held with the Company:

      Name              Age    Date Term       Other Positions Held
                                Expires      (or principal occupation)

Leonard Block            84       6/96      Senior Chairman of the Board*

James A. Block           59       6/96      Chairman of the Board*

Thomas R. Block          51       6/96      President and Treasurer* **

Donald H. LeSieur        60       6/96      Executive Vice President and
                                            President, International Division
Michael C. Alfano,
  D.M.D., Ph.D.          48       6/96      Senior Vice President, Research
                                            and Technology

Alfred E. Brown, Ph.D.   79       6/96      Director of Scientific Affairs**
                                            Celanese Corporation (Retired)

Peggy Danziger           56       6/96      Private Investor

William T. Golden        86       6/96      Corporate Director and Trustee**

Melvin Kopp              66       6/96      Senior Vice President and Chief
                                            Financial Officer

Peter Mann               54       6/96      President, U.S. Division

John E. Peters           54       6/96      Senior Vice President, General
                                            Counsel and Secretary

Peter J. Repetti         78       6/96      Member, Fulbright & Jaworski
                                            L.L.P. (Retired)

Susan B. Stearns         51       6/96      Private Investor

Mary C. Tanner           46       6/96      Managing Director, Lehman
                                            Brothers


 * Member of the Executive Committee
** Member of the Audit Committee


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

        Each director of the Company has been employed by the Company for the past five years except for (i) Susan B. Stearns who is a private investor,
(ii) William T. Golden who is a director and trustee of various organizations,
(iii) Alfred E. Brown, Ph.D., formerly Director, Scientific Affairs, Celanese Corporation, now retired, (iv) Peter J. Repetti who is an attorney and a retired member of the New York law firm of Fulbright & Jaworski L.L.P.,
(v) Peggy Danziger who is a private investor, and (vi) Mary C. Tanner, a Managing Director of Lehman Brothers.

        All Directors have served as Directors for a period in excess of five
(5) years, except for Peter C. Mann, President of the Company's U.S. Division, and Mary C. Tanner, who were elected this year.

        None of the Directors serve on the Boards of Directors of any other public corporation, except for (1) William T. Golden who serves on the Board of Directors Verde Exploration Ltd.; and (2) Peter J. Repetti who serves on the Board of Directors of Pulitzer Publishing Company.

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

        (b) Executive Officers of the Registrant

        The following is a list of each executive officer of the Company, the date his present term of office will expire, and all other positions presently held with the Company:

      Name          Age      Date of      Date Term       Positions
                           Appointment     Expires

Leonard N. Block     84       10/88          6/96    Senior Chairman of the
                                                     Board (1)

James A. Block       59       10/88          6/96    Chairman of the Board (1)

Thomas R. Block      51       10/88          6/96    President and Treasurer (1)

Donald H. LeSieur    60       10/88          6/96    Executive Vice President
                                                     and President,
                                                     International Division
                                                     (1)(3)

Michael C. Alfano,
  D.M.D., Ph.D.      48        5/87          6/96    Senior Vice President,
                                                     Research and
                                                     Technology (2)(3)

Melvin Kopp          66       10/72          6/96    Senior Vice President and
                                                     Chief Financial
                                                     Officer (2)(3)

Peter C. Mann        54       11/79          6/96    President, U.S.
                                                     Division (2)(3)

John E. Peters       54       12/78          6/96    Senior Vice President,
                                                     General Counsel and
                                                     Secretary (2)(3)

Gilbert Seymann      57        5/84          6/96    Senior Vice President,
                                                     Operations (2)(3)

        Leonard N. Block is Senior Chairman of the Board of Directors, a Member of the Executive Committee and the Office of the Chief Executive.

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

(1) Member - Office of the Chief Executive
(2) Consultant - Office of the Chief Executive
(3) Covered under the Change in Control Agreement described in Item 13.

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

        All executive officers of the Company have been employed by the Company in the same or similar capacities for at least the last five years.

        No family relationships exist between the executive officers of the Company, except as noted above between the Directors who are also executive officers.

Item 11.    Executive Compensation
                                                           Long Term Compensation
                              Annual Compensation             Awards        Payouts
                                             Other      Restricted
                                             Annual       Stock    Options   LTIP     All Other
Name and Principal   Fiscal Salary   Bonus   Compen-     Award(s)   /SARs   Payouts Compensation
  Position            Year     $       $     sation ($)    ($)       ($)      ($)       ($)
Leonard Block (1)     1996  362,347 136,500     *           *         *        *       34,950
 Senior Chairman      1995  357,469  89,500                                            34,537
 of the Board         1994  340,832  79,000                                            34,504

James A. Block (2)    1996  336,252 119,600     *           *         *        *        9,449
 Chairman of          1995  327,948  88,900                                             9,099
 the Board            1994  316,219  90,600                                             9,011

Thomas R. Block (3)   1996  336,252 125,400     *           *         *        *        6,702
 President and        1995  327,948  92,000                                             6,641
 Treasurer            1994  316,219  93,500                                             5,832

Donald H. LeSieur (4) 1996  393,248 243,800     *           *         *        -       13,074
 Executive Vice       1995  342,288 148,100                                  122,031    9,981
 Pres. International  1994  329,148 110,100                                  151,289    9,011

Peter C. Mann         1996  297,300 184,600     *           *         *       92,986    6,687
 President, U.S.      1995  258,638  94,500                                   78,941    6,269
 Division             1994  248,625  65,600                                    -        6,164

*None to be reported

(1) On January 1, 1981, the Company entered into an Employment Agreement with Leonard N. Block, which runs through April 30, 1997. The agreement provides for a minimum annual base salary of $209,242.00, which will be adjusted in accordance with certain economic factors. Mr. Block may, for a period not to exceed twenty years, elect to perform his services on a reduced basis at a reduced level of compensation. The agreement provides for payment of an amount (based upon an average of Mr. Block's salary for the three years in which the highest salary was paid) to certain designated beneficiaries for a period not to exceed twenty years. Leonard Block has been employed by the Company since 1933.

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

     During calendar year 1995, the director's annual fee was $8,500 and remains unchanged for calendar year 1996. Executive officers who are directors receive no director's, attendance, audit committee or compensation committee fees. During calendar year 1995, five directors each received attendance fees of $850 per meeting. The fee of $850 per meeting was increased to $950 for calendar year 1996. During the calendar year 1995, two directors each received audit committee attendance fees of $850. The fee of $850 per meeting was increased to $900 for calendar 1996. During the calendar year 1995, two directors each received compensation committee attendance fees of $425. The fee of $425 per meeting was increased to $450 for calendar 1995. The total includes payments of $8,500 made to each of six directors, and $4,250 to one director, including three payments to each of six such directors of $2,125, and one payment of $2,125 to one such director in calendar year 1995 and one payment of $2,125 to each of seven such directors during the first quarter of calendar year 1996. This total further includes an aggregate of $15,900 paid to six directors as director's attendance fees, an aggregate of $6,900 paid to two directors as audit committee member fees, and an aggregate of $2,600 paid to two directors as compensation committee member fees.
The Company maintains defined benefit pension plans under which annual costs are actuarially computed based on the overall assets in these plans and the actuary's estimates of the present value of overall benefits. The following table sets forth benefits that will be received under these plans based on the participants' final average compensation and years of service:

                                 1996 Table of
                        Annual Pension Benefits by Final
                Average Compensation and Service Classifications


                               Years of Service at Age 65
Final Average
Compensation          10             20             30              40

  $ 50,000       $ 5,352.60      $10,705.20     $16,057.80      $22,842.00

   100,000        12,750.00       25,500.00      38,250.00       52,500.00

   150,000        20,250.00       40,500.00      60,750.00       82,500.00

   200,000        27,750.00       55,500.00      83,250.00      112,500.00

   250,000        35,250.00       70,500.00     105,750.00      120,000.00*

   300,000        42,750.00       85,500.00     120,000.00*     120,000.00*

   350,000        50,250.00      100,500.00      120,000.00*    120,000.00*


* Maximum permissible benefit under IRC Sec. 415, effective January 1, 1996.

     The Company's domestic pension expense for the fiscal years ended March 31, 1996 and 1995 was $2,745,938 and $1,475,938, respectively. The plans are not in a fully funded status, and accordingly, the Company's financial statements reflect a domestic pension funding contribution of $851,425 for the fiscal year ended March 31, 1996.

     The remuneration covered by these plans is the total regular salary excluding any bonuses, overtime or other special compensation.

     Benefits payable from these plans are based on the Final Average Compensation for the 60 highest consecutive months of the last 120 months of employment, the years of service as a member of these plans and the primary Federal Social Security Benefit.

     With respect to the figures of the table on page 32, the accrual of pension benefits is estimated using only the individual's base salary. The base salaries used for the estimation of pension benefits for the individuals listed in the table are: James A. Block ($333,849.96); Thomas R. Block ($333,849.96); Donald H. LeSieur ($382,954.15); and Peter C. Mann
($291,561.42). Leonard Block reached age 65 in December, 1976. In accordance with the terms of this plan he elected to receive a lump sum benefit. The actuarial equivalent of his pension at that time as adjusted through December 31, 1980 was segregated into a separate account. No additional benefits have accrued for Leonard Block since December 31, 1980. Upon retirement or death the balance in the segregated account will be distributed to him or his designated beneficiaries subject to limitations set forth in the provisions of
Section 415 of the Internal Revenue Code.

     As of March 31, 1996, the five (5) employees described in Item 10 had the following credited years of service in these plans: Leonard Block, 47 years; James A. Block, 34 years; Thomas R. Block, 26 years; Donald H. LeSieur,
22 years; and Peter C. Mann, 23 years.

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

    Under this plan, units (the value of which is based on a formula, the key component of which is a multiple of earnings per share of Class A Common Stock) may be awarded from time to time to employees by the Committee administering this plan. The participant (or beneficiary in the case of death) will be entitled to receive, subject to certain conditions, an amount reflecting the maximum appreciation in value of such units (as determined under this plan) between the date of the award and the dates provided in this plan for valuing units. As of March 31, 1996, the units were valued at $92.60.

    The total number of units which may be credited to all participants in this plan at any one time, exclusive of units awarded to former employees, cannot exceed five percent of the total number of the then outstanding shares of all classes of Common Stock.

    As of March 31, 1996, a total of 282,234 units had been awarded having an average value of $87.82 per unit. Of those 282,234 units, 70,422 units at an average value of $92.57 per unit were awarded during the past fiscal year. During fiscal year 1996, the following units were awarded to executives:
4,230 units at $92.20 per unit to Donald H. LeSieur and 590 units at $93.30 per unit and 1,865 units at $93.30 per unit to Peter C. Mann.

    During the year ended March 31, 1996, $1,425,435 was paid in lump sum payments to the participants in the Special Stock Unit plan.

                        Long-Term Incentive Plans - Awards In Last Fiscal Year

                      Estimated Future Payouts Under Non-Stock Price-Based Plans

                                    Performance or
                    No. of Shares,   Other Period           *         **
                    Unit or Other   Until Maturity    Threshold   Target Maximum
Name                    Rights        or Payout          ($)        ($)    ($)

Donald H. LeSieur       4,357          5 Years          2,018     238,000   -

                          0                                0         0

Peter C. Mann             608          5 Years             63      34,000   -

                        1,921                             194     106,000


    *  Minimum value as of March 31, 1996
    ** Projected value at maturity, based on assumed 10% annual compounded
       Earnings Per Share increase over the five-year period from inception of the award to maturity.
       Note:  See accompanying description of Plan above.

Item 12.     Securities Ownership of Certain Beneficial Owners and Management

 (a) Securities ownership of certain beneficial owners:

 The following table sets forth, as of June 4, 1996, each person who owns of record, or is known by the Company to beneficially own more than 5% of the outstanding Class B Common Stock of the Company, which stock is the only class of voting securities of the Company.



Title of Class         Name and Address           Amount and Nature   Percent
                         Address of                 of Beneficial     of Class
                       Beneficial Owner               Ownership

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

 (b) Securities ownership of management:

 The following table sets forth, as of June 4, 1996, the securities ownership of all directors, naming them, and all Directors and Officers of the Company, as a group, without naming them:

                          BLOCK DRUG COMPANY, INC.
                        SECURITIES BENEFICIALLY OWNED

                        Class A Common Stock                  Class B Common
                         Stock Benefically                  Stock Beneficially
                               Owned                               Owned

 Name of           No Shared    Shared    401-K    Percentage
Beneficial         Investment Investment   Plan      Owned
 Owner               Power      Power    Holdings

Leonard Block       1,090,728          -      887      8%      3,852,200 - 50%
(1) (4) (5)

James A. Block      2,432,672          -    1,677     19%      3,852,200 - 50%
(2) (3)

Thomas Block          155,360  2,173,396    1,077     17%                -
(4) (5)

Donald H. LeSieur         103        515    1,709       -                -

Michael C. Alfano           -          -    1,339       -                -

Alfred E. Brown         1,298          -        -       -                -
(6)

Peggy Danziger        160,309   1,343,458       -     11%                -
(5) (8)

William T. Golden       6,039      13,579       -       -                -

Melvin Kopp             2,083           -       -       -                -

Peter C. Mann             818         103   1,484       -                -

John E. Peters              -       2,030   1,245       -                -

Peter J. Repetti          257           -       -       -                -
(7)

Gilbert M. Seymann      1,118           -   1,148       -                -

Susan B. Stearns            -           -       -       -                -
(2) (3)

Mary C. Tanner              -           -       -       -                -


As of June 4, 1996, all directors and officers as a group owned 55% of the Company's Class A Common Stock. The number of shareholders of Class A Common Stock is 547.

(1) Leonard Block owns 350,487 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner of but disclaims ownership of: 740,468 shares owned by Adlen Corporation, of which Leonard Block is the sole shareholder; 4,006 shares owned by Adele Block, his wife.

(2) James A. Block owns 113 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner of: 168,196 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Peter and Valerie Block, his children) and has sole investment powers with respect to the shares held by such trust; 1,033,447 shares owned by a trust for the benefit of James
A. Block of which he is a co-trustee (with Susan B. Stearns, his sister, and Peter and Valerie Block, his children) and has sole investment powers with respect to the shares held by such trust; 1,230,916 shares owned by two trusts for the benefit of Susan B. Stearns of which James A. Block is the co-trustee (with Susan B. Stearns) and has sole investment powers with respect to the shares held by such trusts. James A. Block disclaims ownership to all 1,230,916 Class A shares and 1,926,100 Class B shares owned by the trusts for the benefit of Susan B. Stearns of which he is a trustee or co-trustee.

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

(4) Thomas Block owns 95,338 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner but disclaims ownership of: 22,761 shares owned by Marilyn Friedman, his wife; 37,261 shares held by Marilyn Friedman, as Custodian under the New York State Uniform Gifts to Minors Act for Jonathan Block and Alison Block, the children of Thomas Block; 120,935 shares owned by two trusts for the benefit of Jonathan Block and Alison Block, his children, of which Thomas Block is a co-trustee (with Marilyn Friedman, his wife) and shares investment powers with respect to the shares held by such trusts; 1,805,065 shares owned by a trust for the benefit of Thomas Block of which Thomas Block is a co-trustee (with Adele Block, his mother, and Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trust; 247,396 shares owned by four trusts of which Thomas Block is a co-trustee (with Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trusts; for the purposes of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 43, all 247,396 shares of these four trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger, and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 123,698 shares (representing one-half of the total shares owned by the four trusts) were allocated to Thomas Block and 123,698 shares were allocated to Peggy Danziger. The impact of this treatment of these shares on the percentages reported for Thomas Block and Peggy Danziger is negligible.

In computing the aggregate number of shares owned by directors and officers as a group, the 247,396 shares owned by these four trusts were counted only once. Thomas Block disclaims ownership of those shares in which he shares investment powers with Peggy Danziger.

(5) Peggy Danziger owns 160,309 shares; 1,091,999 shares owned by a trust for the benefit of Peggy Danziger of which she is a co-trustee (with Michael Danziger, her son, and Katherine Danziger-Horowitz, her daughter) and of which she shares investment powers with respect to the shares held by such trusts; 247,396 shares owned by four trusts of which Peggy Danziger is a co-trustee (with Thomas Block, her brother) and shares investment powers with respect to the shares held by such trusts; for the purposes of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 43, all 247,396 shares of these four trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger, and as a result have been reported twice; and all 4,063 shares owned by two testamentary trusts of which Richard Danziger, her husband, is a co-trustee with another party having shared investment powers with respect to the shares held by such trusts. In computing the percentage of Class A shares owned by a beneficial owner, 123,698 shares (representing one-half of the total shares owned by the four trusts in which Peggy Danziger is a co-trustee with Thomas Block) were allocated to Thomas Block and 123,698 shares were allocated to Peggy Danziger. The impact of this treatment of these shares on the percentages reported for Thomas Block and Peggy Danziger is negligible. In computing the aggregate number of shares owned by directors and officers as a group, the 247,396 shares owned by these four trusts were counted only once.

Peggy Danziger disclaims beneficial ownership of one-half of the shares for which she is co-trustee.

(6) Alfred E. Brown disclaims beneficial ownership to all 1,298 shares owned by his wife.

(7) Peter J. Repetti disclaims beneficial ownership to 257 shares owned by his wife.

(8) Peggy Danziger disclaims beneficial ownership to all 4,063 shares of which Richard M. Danziger, her husband is co-trustee with a third party.


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

    The Agreement expired on December 31, 1995, or upon the covered executive's sixty-fifth (65) birthday, but provided for automatic extensions which effectively create a continuing rolling five year term. The Agreement also provides for an automatic three (3) year extension. The Agreement defines the formula by which a covered Executive's severance, compensation and benefits will be calculated and paid in the event Executive's employment is either: terminated within one year of the change in control; if circumstances of Executive's employment are changed within three (3) years of the change in control; or if the Executive's employment is terminated 180 days prior to the execution of an agreement which, if concluded, will activate the CIC.

Compensation Committee Interlocks and Insider Participation

    The Company does not have a Compensation and Benefits Committee which determines the compensation of its Executive Officers. The Company utilizes the services of independent expert compensation consultants to evaluate the total compensation of the Company's Executive Officers. The consultants' recommendations are submitted to the members of Office of the Chief Executive for consideration. During fiscal year 1996, Leonard Block, James A. Block, Thomas R. Block and Donald H. LeSieur were members of the Office of the Chief Executive.

                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as a part of this report:

      1.     Financial Statements and Supplementary Data:

        Report of Independent Accountants

        Consolidated Balance Sheets - March 3l, 1996 and 1995,

        Consolidated Statements of Income and Retained Earnings for the Years ended March 3l, 1996, 1995 and 1994,

        Consolidated Statements of Cash Flows for the Years ended March 3l, 1996, 1995 and 1994,

        Notes to Consolidated Financial Statements

        Supplementary Data:

           Selected quarterly data for the two years ended March 3l, 1996.

      2.   Additional Financial Statement Data:

        Supplemental Auditors' Reports

      3.   Financial Statement Schedule:  II

  Schedules other than those listed above are omitted because they are not required or not applicable.

      4.   Exhibits:  The Exhibits Index is on page 50.

  (b) Reports on Form 8-K.

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

To the Board of Directors of
STAFFORD-MILLER CONTINENTAL N.V.
Nijverheidsstraat 9

2260  OEVEL-WESTERLO



Dear Sirs,

We have audited the accompanying balance sheets of Stafford-Miller Continental N.V. as of December 31, 1995 and 1994, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Stafford-Miller Continental N.V. at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with accounting principles generally accepted in the United States of America.

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

April 19, 1996

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Stafford-Miller Nederland B.V.

We have audited the accompanying balance sheets of Stafford-Miller Nederland B.V. at December 31, 1995 and 1994, and the statements of income and retained earnings and cash flows for the years 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Stafford-Miller Nederland B.V. at December 31, 1995 and 1994, and the results of its operations and its cash flow for the years 1995, 1994 and 1993 in conformity with accounting principles generally accepted in the United States of America.

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


Moret Ernst & Young Accountants

Drentestraat 20
1083 HK Amsterdam, The Netherlands
PO Box 7883
1008 AB Amsterdam

February 9, 1996

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Stafford-Miller S.r.l.

We have audited the accompanying balance sheets of Stafford Miller S.r.l. as of December 31, 1995 and 1994 and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stafford Miller S.r.l. at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information for the year ending December 31, 1995, is presented for purposes of additional analysis and is not 16 a required part of the basic financial statements. Such information has been subjected to auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                   Reconta Ernst & Young
                                   Via Torino 68
                                   20123 Milano

February 9, 1996

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Stockholders and the Board of Directors
Block Drug Co. (Philippines) Inc.

We have audited the accompanying balance sheets of Block Drug Co. (Philippines) Inc. (a wholly owned subsidiary of Block Drug Company, Inc.) as at December 31, 1995 and 1994, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Co. (Philippines) Inc. (a wholly owned subsidiary of Block Drug Company, Inc.) as at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with United States generally accepted accounting principles.

Our audits have been made primarily for the purpose of expressing an opinion on the basic financial statements taken as a whole. The supplementary information for the year ending December 31, 1995, accompanying the financial statements is not necessary for the fair presentation of the financial position, results of operations, and cash flows of Block Drug Co. (Philippines), Inc. (a wholly owned subsidiary of Block Drug Company, Inc.), in conformity with generally accepted accounting principles. The supplementary information is presented only for purposes of additional analysis. The supplementary information has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                   Sycip, Gorres,Velayo & Co.
                                   PTR No. 5148781
                                   Makati, Metro Manila

January 30, 1996

                        REPORT OF INDEPENDENT AUDITORS

The Management
Block Drug Company, Inc.

Ratingen Branch

We have audited the accompanying balance sheets of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1996 and 1995 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Branch's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with accounting principles generally accepted in the United States of America.

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

                                   Ernst & Young GmbH
                                   Wirtschaftsprufungsgesellschaft

                                   Hans Dingler         Reinhard Beyer
                                   Wirtschaftsprufer    Wirtschaftsprufer
Am Wehrhahn 50
40211 Dusseldorf
April 19, 1996

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Laboratoires Stafford-Miller, S.A.R.L.

We have audited the accompanying balance sheets of Laboratoires Stafford-Miller, S.A.R.L. (the Company) at December 31, 1995 and 1994 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Laboratoires Stafford-Miller, S.A.R.L. at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with accounting principles generally accepted in the United States of America.

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


ERNST & YOUNG Entrepreneurs
Department d'E&Y Audit
 RC.S. Paris B 344366315


   Christian Colineau

February 9, 1996

                                                                 Schedule II

            BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

                Valuation and Qualifying Accounts

            Years Ended March 31, 1996, 1995 and 1994



                                      Additions
                       Balance at     Charged to
                        Beginning     Costs and                 Balance at
Description             of Period      Expenses   Deductions   End of Period

1996

Allowances for
discounts, doubtful
accounts and returns   $3,222,000    $23,645,000  $22,679,000    $4,188,000


1995

Allowances for
discounts, doubtful
accounts and returns   $2,815,000    $31,622,000  $31,728,000    $2,709,000


1994

Allowances for
discounts, doubtful
accounts and returns   $2,439,000    $28,158,000  $27,782,000    $2,815,000

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

                                                       Jurisdiction
Identification                                       of Incorporation

Block Drug Company, Inc.                             New Jersey
Stafford-Miller International, Inc.                  New Jersey
Reedco, Inc.                                         Delaware
Dentco, Inc.                                         Delaware
Block Drug Corporation                               New Jersey
Block Drug Company (Canada) Limited                  Ontario, Canada
Block Drug Company (Japan), Inc.                     Japan
Block Drug Company (Philippines), Inc.               Manila, Philippines
Block Drug Company (Thailand) Limited                Thailand
Block Drug Company (Japan), Inc.                     Japan
Block Drug Company (Korea) Limited                   Korea
The Guangzhou Representative Office of Block Drug    China
  Company, Inc. (China)
Kobayashi-Block Company, Ltd.                       Japan
Laboratoires Stafford-Miller S.A.R.L. (a)           France
Stafford Miller Argentina S.A.                      Argentina
Stafford-Miller (Canada) Inc. (b)                   Ontario, Canada
Stafford-Miller Chile Limitada                      Santiago, Chile
Stafford-Miller Continental, NV-SA                  Belgium
Stafford-Miller de Espana, S.A.                     Spain
Stafford-Miller de Mexico, S.A. de C.V.             Mexico
Stafford-Miller Industria Ltda.                     Brazil
Stafford-Miller Foreign Sales Corporation           St. Thomas, Virgin Islands
Stafford-Miller (Ireland) Limited                   Ireland
Stafford-Miller Limited                             Great Britain
Stafford-Miller Limited (Greece)                    Greece
Stafford-Miller Nederland B.V.                      Netherlands
Stafford-Miller (N.Z.) Limited                      New Zealand
Stafford-Miller (Portugal) Quimico-
  Farmaceutica, Lda.                                Portugal
Stafford-Miller RE Limited (b)                      Great Britain
Stafford-Miller S.r.l.                              Italy
Stafford-Miller Scandinavia Aktiebolag              Sweden
Stafford-Miller Limited-Dubai Branch (United Arab   Dubai
  Emirates)

(a) Wholly-owned subsidiary of Stafford-Miller Continental, NV-SA.

(b) Wholly-owned subsidiary of Stafford-Miller (Ireland) Limited.

                                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of June, 1996.

                                 BLOCK DRUG COMPANY, INC.
                                       (Registrant)

                         BY                MELVIN KOPP
                                           Melvin Kopp
                            Senior Vice President & Chief Financial Officer

        Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of June, 1996.

Principal Executive Officer:

       LEONARD N. BLOCK
       Leonard N. Block
       Senior Chairman

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

       PEGGY DANZIGER                                   MELVIN KOPP
       Peggy Danziger                                   Melvin Kopp

       DONALD H. LESIEUR                                PETER J. REPETTI
       Donald H. LeSieur                                Peter J. Repetti

       ALFRED E. BROWN, PH.D.                           JOHN E. PETERS
       Alfred E. Brown, Ph.D.                           John E. Peters

       MICHAEL C. ALFANO, D.M.D., PH.D.                 WILLIAM T. GOLDEN
       Michael C. Alfano, D.M.D., Ph.D.                 William T. Golden

       PETER C. MANN                                    MARY C. TANNER
       Peter C. Mann                                    Mary C. Tanner