Form 10-K/A
period 1996-03-31
BLOCK DRUG CO INC
filed 1996-07-17
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549
                               FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 1996 Commission File No. 0-6436

                           BLOCK DRUG COMPANY, INC.

           (Exact Name of Registrant as Specified in its Charter)

             New Jersey                                    22-1375645

     (STATE OR OTHER JURISDICTION OF                 (I.R.S. Employer ID. No)
        INCORPORATION OR ORGANIZATION)

     257 CORNELISON AVENUE, JERSEY CITY, NJ                07302-9988
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER,
       INCLUDING AREA CODE                               (201) 434-3000


         Securities registered pursuant to Section 12(b) of the Act:


       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
             None                                        None

          Securities registered pursuant to section 12(g) of the Act
                     Class A Common Stock - $.10 par value
                               (Title of Class)

   Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
   requirements for the past 90 days.            Yes_X     No__

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.                  Yes_X      No__

   As of June 4, 1996, nonaffiliates held no voting shares of the Registrant; therefore, the aggregate market value of voting shares held by nonaffiliates is zero.

   As of June 4, 1996, there were 13,115,073 shares of Class A Common Stock and 7,704,400 shares of Class B Common Stock of Registrant outstanding.

   Documents Incorporated by Reference:  None

   Exhibit Index: Page 50

                                                             Schedule II

                       BLOCK DRUG COMPANY,INC. AND SUBSIDIARIES

                           Valuation and Qualifying Accounts

                       Years Ended March 31, 1996,1995 and 1994

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