Form 10-Q
period 1996-06-30
BLOCK DRUG CO INC
filed 1996-08-13
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                      _________________________________

                               Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
      June 30, 1996


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

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


_____Class______________                Outstanding_at_June 30,_1996
Common Stock - Class A                              13,121,722
Common Stock - Class B                               7,704,400

                       BLOCK DRUG COMPANY, INC.
                          INDEX TO FORM 10-Q
                            JUNE 30, 1996
                     ____________________________




Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - June 30, 1996
     and March 31, 1996                                         2

     Consolidated Statements of Income for the three
     months ended June 30, 1996 and 1995                        3

     Condensed Consolidated Statements of Cash Flows
     for the three months ended June 30, 1996 and               4
     and 1995

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            6


Part II - Other Information                                     7

                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
     ASSETS                                       __06/30/96__   __03/31/96__
     Current Assets:
       Cash                                       $ 14,022,000   $ 16,388,000
       Marketable securities,at market               5,198,000     13,433,000
       Accounts receivable, less allowances
       of $4,226,000 (6/30/96) and
        $4,188,000 (3/31/96)                       192,726,000    124,816,000
       Inventories:
        Raw & packaging materials                   43,518,000     42,868,000
        Finished goods                              89,566,000     81,500,000
       Other current assets                      ___60,134,000   __33,200,000
       Total current Assets                        405,164,000    312,205,000
     Property, plant and equipment, less
       depreciation of $111,791,000
       (6/30/96) and $114,724,000 (3/31/96)        239,736,000    242,552,000
     Long term securities,at market                229,085,000    222,667,000
     Goodwill and other intangible assets-
      net of amortization                          129,560,000    127,047,000
     Other assets                                __  8,185,000   __24,646,000
       Total Assets                             $1,011,730,000   $929,117,000
                                                 =============   ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes and bonds payable                    $ 91,679,000   $ 75,559,000
       Accounts payable & accrued expenses         176,309,000    118,273,000
       Income taxes payable                          9,881,000      7,751,000
       Dividends payable                         ____4,575,000    __4,572,000
       Total Current Liabilities                   282,444,000    206,155,000

     Notes and bonds payable                        59,140,000     56,143,000
     Deferred compensation and other liabilities    14,207,000     15,364,000
     Deferred income Taxes                       ___10,949,000    _10,413,000
       Total Liabilities                         __366,740,000    288,075,000
     Shareholders' Equity:
       Class A common stock, non-voting, par
       value $.10-15,000,000 shares authorized,
       13,121,722 (6/30/96) and 13,111,962
       (3/31/96) shares issued and outstanding       1,312,000      1,311,000
       Class B common stock par value $.10-
       30,000,000 shares authorized, 7,704,400
       shares issued and outstanding                   770,000        770,000
     Capital in excess of par value                217,638,000    219,207,000
     Retained earnings                             427,040,000    416,200,000
     Cumulative foreign currency translation
      adjustment                                    (5,731,000)    (2,476,000)
     Unrealized holding gain on marketable
      securities                                 ____3,961,000    __6,030,000

     Total Shareholders' Equity                  __644,990,000   _641,042,000

     Total Liabilities & Shareholders' Equity   $1,011,730,000   $929,117,000
                                                  =============  ============

                                          -2-
                    See notes to consolidated financial statements.

                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                             THREE_MONTHS_ENDED
                                                   JUNE 30,
                                          __1996_____________1995______
  Revenues:
      Net sales                           $205,507,000   $178,810,000
      Interest, dividends and
       other income                       ___5,567,000   ___8,392,000
                                          _211,074,000   _187,202,000
  Cost and Expenses:
       Cost of goods Sold                   64,508,000     55,680,000
       Selling, general and
       administrative                     _124,576,000   _113,596,000
                                          _189,084,000   _169,276,000
  Income from continuing operations
   before taxes                             21,990,000     17,926,000
    Income taxes                           __6,575,000   ___3,678,000

  Income from continuing operations         15,415,000    _14,248,000

  Discontinued operations
    Income from discontinued operations,
    net of taxes of $32,000 (1995) and
    $861,000 (1994)                                            52,000
    Gain on sale of division, net of
    taxes of $26,000,000                    _             _43,036,000
    Income from discontinued operations     _             _43,088,000

  Net income                                $15,415,000   $57,336,000
                                            ===========   ===========

  Average number of shares outstanding       20,819,700    20,779,274 (1)
                                            ===========   ============
  Earnings per share:
    From continuing operations              $      .74     $      .69 (1)
    From discontinued operations             __            $__   2.07 (1)
  Net earnings                              $      .74     $     2.76
                                            ===========    ===========
  Cash dividends per share of class A
    common stock                            $      .29     $      .27
  Cash dividends per share of class B
    common stock                            $      .10

  (1) Restated to reflect 3% stock dividend.

                                         -3-
                   See notes to consolidated financial statements.

                       BLOCK DRUG COMPANY INC. & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                           JUNE 30
                                                 _____1996_________1995____
 CASH_FLOW_FROM_OPERATING_ACTIVITIES              ($8,996,000)  ($1,675,000)

 CASH FLOW FROM INVESTING ACTIVITIES

   Proceeds from sale of business segment                       106,000,000
   Additions to property, plant & equipment        ( 8,183,000)  (7,080,000)
   Proceeds from sale of building                    5,200,000
   Proceeds from sales of long-term securities       4,157,000   15,088,000
   Purchases of long-term securities               (10,293,000) (10,334,000)
   Decrease in marketable securities                 5,308,000      132,000
   Payments for products acquired                 __(4,149,000) ___

 Net Cash (Used in)provided by Investing
 Activities                                       _ (7,960,000) __103,806,000

 CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid to shareholders                  ( 4,575,000)  ( 3,368,000)
   Payments of notes payable                        (2,628,000)     (956,000)
   Increase(decrease)in short-term debt,net       __21,745,000 _(102,216,000)

 Net cash provided by (used in) financing
 activities                                         14,542,000  (106,540,000)

 Effect of exchange rates on cash                     __48,000   ____231,000

 Decrease in cash                                    (2,366,000)  (4,178,000)

 Cash, beginning of period                         __16,388,000  _13,706,000

 Cash, end of period                               $ 14,022,000  $ 9,528,000
                                                    ============ ===========

 SUPPLEMENTAL CASH FLOW DATA

 Cash paid during the year:

   Interest                                       $   1,544,706  $ 3,707,158
   Income taxes                                   $   4,836,098  $ 2,166,800


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


       2. In April 1996 the Company terminated its joint venture agreement in Japan and acquired sole ownership of the joint venture company.


       3. During the three months ended June 30, 1996, the Company increased its net borrowings by $ 19,117,000 mainly from lines of credit from various banks bearing interest at variable rates.

           BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results

     Consolidated world wide net sales of $205.5 million in the first quarter ended June 30, 1996 exceeded first quarter sales of the prior year by 15%. Foreign sales increased 26% for the quarter. Stated in local currency foreign sales for the quarter increased 32%. Domestic sales were higher due to selective price increases and unit gains primarily in the Household Products segment.

     Interest, dividends and other income decreased in the quarter from the comparable year-ago period due primarily to the termination of the joint venture in Japan which is now a wholly-owned subsidiary. Interest income also decreased due to sales of marketable securities to finance product line acquisitions.

     The cost of goods sold percent to sales was 31.4% and 31.1% in the first quarter of the current and prior year respectively. These percentages were affected by improved manufacturing operations and mix of products sold, in addition to selective price increases.

     Selling, general and administrative expenses, most of which are related to advertising and promotional activities,were 60.6% and 63.5% of sales in the first quarter of the current year and the prior year, respectively.

     Due to the above factors, income from continuing operations before taxes was 10.7 % of sales in the first quarter of the current year and 10.0% in the same period last year.

     The effective income tax rates of 29.9% and 20.5% in the first quarter of the current and prior year, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.
The increase in the current quarter is due primarily to the Company's joint venture in Japan,which is now operating as a wholly-owned subsidiary.

Financial Condition

     Cash decreased in the current quarter ended June 30,1996 from year-end March 31, 1996 by $2.4 million. The decrease resulted primarily from increases in accounts receivable, inventories and other current assets partially offset by increases in accounts payable and short- term debt and a decrease in other assets.

     In the prior year first quarter ended June 30, 1995 cash decreased by $4.2 million. The decrease resulted primarily from the reduction in debt and increased capital expenditures partially offset by the proceeds from the sale of a business segment and increases in taxes payable and accrued expenses.

                         PART II. OTHER INFORMATION


Item 6.__________Exhibits and Reports on Form 8K___________

(b)              Reports on Form 8K - there were no reports on
                  Form 8K for the three months ended June 30, 1996.




                     _____SIGNATURES_______

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             __BLOCK_DRUG_COMPANY,_INC.__
                                    (Registrant)


  August 11, 1996                 MELVIN KOPP
________________            ______________________________
    DATE                            Melvin Kopp
                              Senior Vice President &
                              Chief Financial Officer