Form 10-Q
period 1996-09-30
BLOCK DRUG CO INC
filed 1996-11-13
CIK 12654

SECURITIES AND EXCHANGE COMMISSSION

                         WASHINGTON, D.C. 20549

                     _________________________________

                               Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
    September 30, 1996


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

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


_____Class______________                Outstanding_at_September 30,_1996
Common Stock - Class A                              13,130,772
Common Stock - Class B                               7,704,400

                       BLOCK DRUG COMPANY, INC.

                          INDEX TO FORM 10-Q
                          SEPTEMBER 30, 1996
                     ____________________________




Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - September 30, 1996
     and March 31, 1996                                         2

     Consolidated Statements of Income for the three
     and six months ended September 30, 1996 and 1995           3

     Condensed Consolidated Statements of Cash Flows
     for the six months ended September 30, 1996 and            4
     and 1995.

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            6 - 7


Part II - Other Information                                     8

                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
     ASSETS                                       __09/30/96__   __03/31/96__
     Current Assets:
       Cash                                       $ 19,540,000   $ 16,388,000
       Marketable securities,at market               9,020,000     13,433,000
       Accounts receivable, less allowances
       of $4,447,000 (9/30/96) and
        $4,188,000 (3/31/96)                       183,000,000    124,816,000
       Inventories:
        Raw & packaging materials                   50,593,000     42,868,000
        Finished goods                              90,804,000     81,500,000
       Other current assets                      ___67,442,000   __33,200,000
       Total Current Assets                        420,399,000    312,205,000
     Property,plant and equipment, less
      accumulated depreciation of $116,460,000
       (9/30/96) and $114,724,000 (3/31/96)        246,824,000    242,552,000
     Long term securities at market                227,134,000    222,667,000
     Goodwill and other intangible assets-
      net of amortization                          131,243,000    127,047,000
     Other assets                                ___ 7,828,000   __24,646,000
       Total Assets                             $1,033,428,000   $929,117,000
                                                 =============   ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes and bonds payable                    $ 97,392,000    $75,559,000
       Accounts payable & accrued expenses         170,012,000    118,273,000
       Income taxes payable                         17,766,000      7,751,000
       Dividends payable                         ____4,577,000    __4,572,000
       Total Current Liabilities                   289,747,000    206,155,000

     Notes and bonds payable                        59,140,000     56,143,000
     Deferred compensation and other payables       14,787,000     15,364,000
     Deferred income taxes                       ___11,814,000    _10,413,000
       Total Liabilities                         __375,488,000    288,075,000
     Shareholders' Equity:
       Class A common stock, non-voting, par
       value $.10-15,000,000 shares authorized,
       13,130,772 (9/30/96) and 13,111,962
       (3/31/96) shares issued and outstanding       1,313,000      1,311,000
       Class B common stock par value $.10-
       30,000,000 shares authorized, 7,704,400
       (1995 & 1994) shares issued and
       outstanding                                     770,000        770,000
     Capital in excess of par value                217,940,000    219,207,000
     Retained earnings                             437,726,000    416,200,000
     Cumulative foreign currency translation
      adjustment                                    (3,634,000)    (2,476,000)
     Unrealized holding gain on marketable
      securities                                 ____3,825,000 _    6,030,000

     Total Shareholders' Equity                  __657,940,000   _641,042,000

     Total Liabilities & Shareholders' Equity   $1,033,428,000   $929,117,000
                                                 =============   ============

                                          -2-
                    See notes to consolidated financial statements.

                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                            THREE_MONTHS_ENDED            SIX_MONTHS_ENDED
                                SEPTEMBER_30,                SEPTEMBER_30,
                          _1996_____________1995____ _____1996________1995___
Revenues:
Net sales                $203,523,000   $172,234,000 $409,030,000 $351,044,000
Interest, dividends
 and other income        ___8,678,000   ___8,222,000 __14,245,000 __16,614,000
                         _212,201,000   _180,456,000 _423,275,000 _367,658,000
Cost and Expenses:

Cost of goods sold         63,527,000     58,661,000  128,035,000  114,341,000
Selling, general and
 administrative          _127,273,000   _105,617,000 _251,849,000 _219,213,000
                        _ 190,800,000   _164,278,000 _379,884,000 _333,554,000
Income from  continuing
 operations before
 income  taxes             21,401,000     16,178,000   43,391,000   34,104,000

Income Taxes              __6,139,000   ___3,279,000   12,714,000  __6,957,000
Income from  continuing
 operations               _15,262,000   __12,899,000  _30,677,000 __27,147,000

Discontinued operations(Note 2)
 Income from disconti-
 nued operations net
 of taxes of $32,000(1995)                                              52,000
Gain(loss) on sale of
 division,net of taxes of
 $26,328,000(1995)                           (79,000)               42,957,000
                          -----------    -----------   ----------   ----------
Income (loss)from
 discontinued operations                     (79,000)               43,009,000
                          ------------   -----------   ----------   ----------
Net income                $15,262,000    $12,820,000  $30,677,000  $70,156,000
                         =============   ===========  ===========   ==========
Average number of
 shares outstanding        20,829,180     20,791,584   20,824,438   20,785,429
                         -------------    ----------   ----------   ----------
Earnings per share:
 From continuing
  operations              $     0.73     $     0.62    $     1.47     $  1.31

 From discontinued
  operations                                                              2.07
                          -----------    ----------   -----------  -----------
Net earnings              $     0.73     $     0.62   $      1.47     $  3.38
                          ===========    ==========   ============ ===========
Cash dividends per share
 Class A                  $     0.29     $     0.27   $      0.58    $   0.54
 Class B                  $     0.10     $     0.10   $      0.20    $   0.10

                                           -3-
                      See notes to consolidated financial statements

                       BLOCK DRUG COMPANY INC.AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                       SIX MONTHS ENDED
                                                         SEPTEMBER 30
                                                 _____1996_________1995____
 CASH_FLOW_FROM_OPERATING_ACTIVITIES              $ 11,223,000  $    596,000

 CASH FLOW FROM INVESTING ACTIVITIES

   Proceeds from sale of business segment                         90,000,000
   Additions to property, plant & equipment        (19,655,000)  (13,871,000)
   Proceeds from sale of property                    5,200,000
   Proceeds from sales of long-term securities       4,944,000    18,002,000
   Purchases of long-term securities               (10,293,000)  (25,858,000)
   Decrease in marketable securities                 2,686,000     3,800,000
   Payment for products acquired                    (6,657,000)   (7,472,000)
                                                  -------------- -----------
 Net cash (used in) provided by investing
  activities                                       (23,775,000)   64,601,000

 CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid to shareholders                  ( 9,151,000)  ( 7,509,000)
   Payments of notes payable                       ( 5,625,000)  ( 4,380,000)
   Additions to long-term debt                       2,997,000
   Increase (decrease) in short-term debt           27,458,000   (59,335,000)
                                                   ------------  ------------
 Net cash provided by (used in) financing
 activities                                         15,679,000   (71,224,000)

 Effect of exchange rates on cash                  ____ 25,000   ____567,000

 Increase (decrease) in Cash                         3,152,000    (5,460,000)

 Cash, Beginning of Period                        __16,388,000  __13,706,000

 Cash, end of Period                              $ 19,540,000    $8,246,000
                                                    ============ ===========

 SUPPLEMENTAL CASH FLOW DATA

 Cash paid during the year:

   Interest                                       $  5,032,300  $  6,502,295
   Income taxes                                   $  7,960,500  $ 23,291,388


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

       2. During the second quarter,the Company acquired Paradontax line of oral hygiene products and Baby's Own brand which will be marketed through Europe and Canada respectively.

       3. Subsequent to the close of the quarter, the Company acquired the Piriton allergy relief brand from Glaxo Wellcome Group. Piriton will be marketed in the U.K. through Stafford-Miller Limited, the Company's UK subsidiary.

       4. During the six months ended September 30, 1996, the Company increased its net borrowings by $ 24,830,000 mainly from lines of credit from various banks bearing interest at variable rates.

                 BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF OPERATING RESULTS AND FINANCIAL CONDITION

    OPERATING RESULTS

         Consolidated world wide net sales of $204 million in the second quarter and $409 million in the first half year ended September 30, 1996 were 18% and 17% respectively above sales in the comparable prior year. Foreign sales increased 37% for the quarter and 27% for the six month period due mainly to new products and inclusion of Japanese operations as a wholly-owned subsidiary.Stated in local currency sales for the quarter increased 46% and 34% for the six month period. Domestic sales were higher both for the quarter and six months due to selective price increases and unit gains primarily in the Household Products segment.

         Interest, dividends and other income decreased in the six month period from the comparable year-ago period due primarily to the termination of its joint venture in Japan which is now a wholly-owned subsidiary. Interest Income also decreased due to sales of marketable securities to help finance product line acquisitions.

         The cost of goods sold percent to sales for the first six months of the current year was 31.3% with 32.6% in the prior period. These percentages were affected by improved manufacturing operations and mix of products sold, in addition to selective price increases.

         Selling, general and administrative expenses, most of which are related to advertising and promotional activities were 61.6% of sales in the first six months of the current year, compared with 62.4% in the prior period. These expenses reflect a major spending program to meet significant competition and build brand equities.

         Due to the above factors, income before taxes was 10.6% in the first half of the current period compared to 9.7% in the comparable prior year period.

         The effective income tax rates of 29.3% and 20.4% in the first half of the current and prior year, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland. The increase in the current six month period is due primarily to the effects of accounting for the Company's Japanese operation as a wholly-owned subsidiary following the termination of its joint venture in Japan.

   Financial Condition

         Cash increased for the six month period ended September 30, 1996 to $19.5 million from $16.4 million at year-end March 31, 1996. The increase resulted primarily from an increase in accounts payable and short-term debt partially offset by an increase in accounts receivable and capital expenditures.

         In the prior year six months cash decreased to $8.2 million from $13.7 million at year-end March 31, 1995. The decrease resulted primarily from the reduction in debt, net purchases of securities and capital expenditures partially offset by the proceeds from the sale of business segment and increases in taxes payable.

                         PART II. OTHER INFORMATION



Item 6.__________Exhibits and Reports on Form 8K___________

(b)              Reports on Form 8K - there were no reports on
                  Form 8K for the three months ended September 30, 1996.





                     _____SIGNATURES_______

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             __BLOCK_DRUG_COMPANY,_INC.__
                                    (Registrant)


   11-5-96                          MELVIN KOPP
________________            ______________________________
    DATE                            Melvin Kopp
                              Senior Vice President &
                              Chief Financial Officer