Form 10-Q
period 1996-12-31
BLOCK DRUG CO INC
filed 1997-02-12
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                     _________________________________

                               Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
    December 31, 1996


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

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


_____Class______________                Outstanding_at_December 31,_1996
Common Stock - Class A                              13,140,938
Common Stock - Class B                               7,704,400

                       BLOCK DRUG COMPANY, INC.

                          INDEX TO FORM 10-Q
                          DECEMBER 31, 1996
                     ____________________________




   Part I - Financial Information - Unaudited               Page No.


     Consolidated Balance Sheets - December 31, 1996
     and March 31, 1996                                         2

     Consolidated Statements of Income for the three
     and nine months ended December 31, 1996 and 1995           3

     Condensed Consolidated Statements of Cash Flows
     for the nine months ended December 31, 1996 and            4
     and 1995.

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            6 - 7


   Part II - Other Information                                  8


                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
     ASSETS                                       __12/31/96__   __03/31/96__
     Current Assets:
       Cash                                       $ 23,308,000   $ 16,388,000
       Marketable securities,at market              35,054,000     13,433,000
       Accounts receivable, less allowances
       of $4,461,000 (12/31/96) and
        $4,188,000 (3/31/96)                       135,077,000    124,816,000
       Inventories:
        Raw & packaging materials                   47,686,000     42,868,000
        Finished goods                              98,657,000     81,500,000
       Other current assets                      ___67,367,000   __33,200,000
       Total Current Assets                        407,149,000    312,205,000
     Property,plant and equipment, less
      accumulated depreciation of $121,451,000
       (12/31/96) and $114,724,000 (3/31/96)       253,251,000    242,552,000
     Long term securities at market                208,476,000    222,667,000
     Goodwill and other intangible assets-
      net of amortization                          150,980,000    127,047,000
     Other assets                                ___ 4,170,000   __24,646,000
       Total Assets                             $1,024,026,000   $929,117,000
                                                 =============   ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes and bonds payable                    $108,069,000    $75,559,000
       Accounts payable & accrued expenses         141,785,000    118,273,000
       Income taxes payable                         14,549,000      7,751,000
       Dividends payable                         ____4,901,000    __4,572,000
       Total Current Liabilities                   269,304,000    206,155,000

     Notes and bonds payable                        59,090,000     56,143,000
     Deferred compensation and other payables       15,164,000     15,364,000
     Deferred income taxes                       ___11,358,000    _10,413,000
       Total Liabilities                         __354,916,000    288,075,000
     Shareholders' Equity:
       Class A common stock, non-voting, par
       value $.10-15,000,000 shares authorized,
       13,140,938 (12/31/96) and 13,111,962
       (3/31/96) shares issued and outstanding       1,314,000      1,311,000
       Class A common stock distributable               40,000
       Class B common stock par value $.10-
       30,000,000 shares authorized, 7,704,400
       (1996 & 1995) shares issued and
       outstanding                                     770,000        770,000
       Class B common stock distributable               23,000
       Capital in excess of par value              246,868,000    219,207,000
       Retained earnings                           420,528,000    416,200,000
       Cumulative foreign currency translation
        adjustment                                  (3,313,000)    (2,476,000)
       Unrealized holding gain on marketable
        securities                               ____2,880,000 _    6,030,000

     Total Shareholders' Equity                  __669,110,000   _641,042,000

     Total Liabilities & Shareholders' Equity   $1,024,026,000   $929,117,000
                                                 =============   ============

                                         -2-
                   See notes to consolidated financial statements.

                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                            THREE_MONTHS_ENDED            NINE_MONTHS_ENDED
                                DECEMBER_31,                 DECEMBER_31,
                          _1996_____________1995____ _______1996________1995___
Revenues:
Net sales                $216,409,000   $174,351,000 $625,439,000 $525,395,000
Interest, dividends
 and other income        ___9,431,000   ___6,557,000 __23,676,000 __23,171,000
                         _225,840,000   _180,908,000 _649,115,000 _548,566,000
Cost and Expenses:
Cost of goods sold         71,335,000     58,090,000  199,370,000  172,431,000
Selling, general and
 administrative          _135,353,000   _105,406,000 _387,202,000 _324,619,000
                        _ 206,688,000   _163,496,000 _586,572,000 _497,050,000
Income from  continuing
 operations before
 income  taxes             19,152,000     17,412,000   62,543,000   51,516,000
Income Taxes              __2,922,000   ___4,325,000   15,636,000   11,282,000
Income from  continuing
 operations               _16,230,000   __13,087,000  _46,907,000 __40,234,000

Discontinued operations(Note 2)
 Income from disconti-
 nued operations net
 of taxes of $32,000(1995)                                              52,000
Gain(loss) on sale of
 division,net of taxes of
 $25,568,000(1995)                        (1,241,000)               41,716,000
                          -----------    -----------   ----------   ----------
Income (loss)from
 discontinued operations                  (1,241,000)               41,768,000
                          ------------   -----------   ----------   ----------
Net income                $16,230,000    $11,846,000  $46,907,000  $82,002,000
                         =============   ===========  ===========   ==========
Average number of
 shares outstanding        21,464,135     21,425,241   21,454,158   21,414,409
                         -------------    ----------   ----------   ----------
Earnings per share:
 From continuing
  operations              $     0.76     $     0.61    $    2.19     $   1.88
 From discontinued
  operations                                  (0.06)                     1.95
                          -----------    -----------  -----------  ----------
Net earnings              $     0.76     $     0.55   $     2.19     $   3.83
                          ===========    ==========   ============ ===========
Cash dividends per share
 Class A                  $     0.31     $     0.29   $     0.89    $    0.83
 Class B                  $     0.1075   $     0.10   $     0.3075  $    0.20

                                           -3-
                      See notes to consolidated financial statements

                       BLOCK DRUG COMPANY INC.AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                       NINE MONTHS ENDED
                                                         DECEMBER 31
                                                 _____1996_________1995____
 CASH_FLOW_FROM_OPERATING_ACTIVITIES              $ 46,463,000  $  8,580,000

 CASH FLOW FROM INVESTING ACTIVITIES

   Proceeds from sale of business segment                         80,000,000
   Additions to property, plant & equipment        (30,544,000)  (21,989,000)
   Proceeds from the sale of property                5,200,000
   Proceeds from sales of long-term securities      47,200,000    67,986,000
   Purchases of long-term securities               (31,981,000)  (25,858,000)
   (Increase) in marketable securities             (23,326,000)   (1,105,000)
   Payment for products acquired                   (27,525,000)  (16,682,000)
                                                  -------------- -----------
 Net cash (used in) provided by investing
  activities                                       (60,976,000)   82,352,000

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                    2,947,000     3,154,000
   Dividends paid to shareholders                  (14,052,000)  (11,903,000)
   Payments of notes payable                        (5,625,000)     (935,000)
   Increase (decrease) in short-term debt           38,135,000   (82,856,000)
                                                   ------------  ------------
 Net cash provided by (used in) financing
 activities                                         21,405,000   (92,540,000)

 Effect of exchange rates on cash                  ____ 28,000   ____548,000

 Increase (decrease) in cash                         6,920,000    (1,060,000)

 Cash, Beginning of period                        __16,388,000  __13,706,000

 Cash, end of period                              $ 23,308,000   $12,646,000
                                                    ============ ===========

 SUPPLEMENTAL CASH FLOW DATA

 Cash paid during the year:

   Interest                                       $  6,694,133  $  8,555,337
   Income taxes                                   $ 14,791,092  $ 33,805,317

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING AND INVESTING ACTIVITIES

   3% Stock Dividend                              $ 28,465,000  $ 23,330,000


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

       2. During the nine months ended December 31,1996, the Company increased its net borrowings by $ 35,457,000 mainly from lines of credit from various banks bearing interest at variable rates.

       3. During the quarter the Company purchased Atrisorb, a guided tissue regeneration product for the treatment of periodontal disease from Atrix Laboratories,Inc. The Company also signed an agreement and exercised its option for the exclusive worldwide license to Targon mouthwash from Jeffrey Mitchell Laboratories,Inc.

       4.  Subsequent event:
           On February 5,1997 the Company announced it will consolidate its manufacturing operations by closing six of its twelve production facilities in various parts of the world. The cost of restructuring and re-engineering will be approximately $70 million.

           BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF OPERATING RESULTS AND FINANCIAL CONDITION


OPERATING RESULTS

     Consolidated world wide net sales of $216 million in the third quarter and $625 million in the nine month ended December 31, 1996 were 24% and 19% respectively above sales for the comparable prior periods. Foreign sales increased 36% for the quarter and 30% for the nine month period due mainly to new products and inclusion of Japanese operations as a wholly-owned subsidiary. Stated in local currency foreign sales for the quarter increased 42% and 36% for the nine month period. Domestic sales were higher due to selective price increases and unit gains in the consumer products segment.

     Interest, dividends and other income for the nine month period was comparable with the year-ago period. Other income increased in the quarter due to gain on sale of marketable securities to help finance product line acquisitions.

     The cost of goods sold percent to sales for the first nine months of the current year was 31.9% compared with 32.8% in the prior period. The decrease was due to improved manufacturing operations and mix of products sold, in addition to selective price increases.

     Selling, general and administrative expenses, most of which are related to advertising and promotional activities were 61.9% and 61.8% respectively for the current and prior nine month period. These expenses reflect a major spending program to meet significant competition and build brand equities.

     Due to the above factors, income before taxes was 10.0%
in the first nine months of the current year compared to 9.8% in the comparable prior year period.

     The effective income tax rates of 25.0% and 21.9% in the first nine months of the current and prior year, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland. The increase in the current nine month period is due primarily to the effects of accounting for the Company's Japanese operation as a wholly-owned subsidiary following the termination of its joint venture in Japan.

     On February 5, 1997 the Company announced it will consolidate its manufacturing operations by closing six of its twelve production facilities in various parts of the world. This action is expected to generate approximately
$25 million in additional annual cost savings which will be reinvested to support the Company's brands, recent acquisitions and new products as well as strengthen its presence in major markets and enable the Company to penetrate new geographic areas worldwide. The Company plans to take a pre-tax charge of approximately $70 million in the fourth fiscal quarter to cover the costs of restructuring and re-engineering.

Financial Condition

     Cash increased for the nine month period ended December 31, 1996 to $23.3 million from $16.4 million at year-end March 31, 1996. The increase resulted primarily from an increase in accounts payable and short-term debt partially offset by payment for products acquired and increases in capital expenditures.

     In the prior year nine months cash decreased to $12.6 million from $13.7 million at year-end March 31, 1996. The decrease resulted primarily from the reduction in debt, payment for products acquired and increases in capital expenditures, partially offset by the proceeds from the sale of business segment and net sales of securities.

                         PART II. OTHER INFORMATION



Item 6.__________Exhibits and Reports on Form 8K___________

(b)              Reports on Form 8K - there were no reports on
                  Form 8K for the three months ended December 31, 1996.





                     _____SIGNATURES_______

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             __BLOCK_DRUG_COMPANY,_INC.__
                                    (Registrant)


   2-6-97                           MELVIN KOPP
________________            ______________________________
    DATE                            Melvin Kopp
                              Senior Vice President &
                              Chief Financial Officer