Form 10-K
period 1997-03-31
BLOCK DRUG CO INC
filed 1997-06-30
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                                 Form 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 1997 Commission File No. 0-6436


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


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.Yes  x     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   Yes  x     No

As of June 3, 1997, nonaffiliates held no voting shares of the Registrant; therefore, the aggregate market value of voting shares held by nonaffiliates is zero.

As of June 3, 1997, there were 13,547,894 shares of Class A Common Stock and 7,935,532 shares of Class B Common Stock of Registrant outstanding.

Documents Incorporated by Reference: None

Exhibit Index:  Page 53

PART I

Item 1.  Business

REVIEW OF OPERATIONS

Block Drug Company, Inc. is a worldwide manufacturer and marketer of denture care products, oral health care products, consumer over-the-counter medicines and specialty household products.

DENTURE CARE PRODUCTS

Denture care products are a foundation for Block Drug Company's worldwide success and an important part of the Company's tradition. Our denture care products continue to be category leaders and recognized names throughout the world.

In fiscal 1997, Polident brand strengthened its position as the number one denture cleanser in the U.S., widening its lead over its nearest competitor. Line extensions most notably Polident Overnight have contributed to the line's ongoing success.

In other parts of the world, our denture cleansers Polident, Corega and Dentu-Creme are leaders in many markets and are key products for each of their international subsidiaries. In Japan, for example, Polident, Nisohdent and Smoker's Polident lead the denture cleanser category.

The Company's denture adhesive brand Poli-Grip continued to gain market share. Poli-Grip Free, an adhesive with no artificial flavors or colors, continued its impressive growth in the U.S. Poli-Grip and Corega are number one denture adhesive brands in a number of countries including Japan, the U.K. and France.

ORAL HEALTH CARE PRODUCTS

The Company's top-selling worldwide brand, Sensodyne toothpaste for sensitive teeth, is the number one desensitizing dentifrice in the U.S. and in virtually every country in which it is marketed. Sensodyne is recommended by dentists more often than any other brand for the treatment of dentinal hypersensitivity. Line extensions continue to contribute to this brand's market dominance. For example, Sensodyne Tartar Control, the newest line extension, increased overall brand sales since its introduction in fiscal 1997.

Parodontax brand toothpaste, acquired in fiscal 1996, is an important addition to the Company's dental care line outside the U.S. This specialty gum care toothpaste formulated from natural ingredients, is sold in thirty countries.

Targon Smoker's Mouthwash, a specialty mouthrinse targeted to smokers, is a new product for the Company, the exclusive rights to which were acquired this fiscal year. Targon will reach retail stores this summer.

The Company's Serious Dental Medicines marketed to the dental professional include the PerioGlas brand, a bioactive glass used in the treatment of periodontal disease, for which the Company holds an exclusive license, and Lodine *, the leading analgesic (NSAID) prescribed by dentists, co-promoted through an agreement with Wyeth-Ayerst, Inc.

New, advanced dental products marketed through the Professional Dental Sales Force include Atrisorb barrier for guided tissue regeneration, Atridox *1 is a subgingival anti-infective treatment in the latter stages of development. Both are used in the treatment of periodontal disease. The Company has an exclusive agreement with Atrix Laboratories, Inc. for the marketing of these innovative dental treatments. These products are based on Atrix's proprietary Atrigel *1 biodegradable polymeric drug delivery system. While this technology is new to the market, initial reaction among dental professionals has been favorable.

In December, 1996, the Company received Food and Drug Administration (FDA) approval for Aphthasol, a new chemical entity for the treatment of aphthous ulcers, commonly known as canker sores. Developed in conjunction with the Company's Research and Technology team, this new chemical compound treats a common condition for which no other prescription medication exists.

Marketing of this line of oral health care products to the profession is accomplished by the Company's trained force of consultants who call on dentists, oral surgeons and periodontists throughout the U.S. The Company maintains a similar force in most major markets worldwide. Trained telephone sales representatives supplement this effort in the U.S.

CONSUMER OVER-THE-COUNTER PRODUCTS

Well- known brands that meet defined consumer needs form the core of the Company's Consumer Products Division. The unique style of meaningful product differentiation supported by effective advertising engenders customer satisfaction and strong loyalty to these brands. During fiscal 1997, this Division contributed significantly to corporate sales and earnings.

Certain brands acquired or licensed recently experienced impressive growth this year. Notable among these was Balmex brand diaper rash ointment in the U.S. Now available nationwide and in several international markets, the Balmex brand was the fastest growing diaper rash baby ointment in 1996, and the fastest growing product in the Division. The Baby's Own line of baby care products, sold throughout Canada, was acquired in fiscal 1997 and recently introduced into the U.S. market. In the U.K., the Company acquired Piriton allergy relief brand during fiscal 1997, and has grown this leading brand's market share in a short period of time.

Setler's Antacid, sold throughout the U.K., benefited from the addition of fruit flavor varieties and new Setler's Wind-Ease gas relief formula is expected to contribute to brand growth.

*Lodine is a registered trademark of Wyeth-Ayerst, Inc.
*1Atridox and Atrigel are registered trademarks of Atrix Laboratories, Inc.

The Company introduced new Nytol Natural, the first and only homeopathic sleep-aid with an established brand name, buttressing the Company's product line in the over-the-counter sleep aid category. The U.K., Nytol Herbal joined our market-leading sleep-aid line this year. In the digestive aid category is Nature's Remedy, a natural laxative brand.

Headache powders are specialty analgesics sold by the Company throughout the Southern U.S. where there is a strong tradition of taking pain relief medication in powder form. Goody's and BC brands lead the powdered analgesic market. Despite competitive pressures due to the introduction of a variety of new analgesic products and formulations in the over-the-counter pain reliever market, our brands built share. A new nighttime analgesic and sleep-aid introduced this fiscal year is Goody's PM, a line extension which will help broaden the appeal of this brand name.

SPECIALTY HOUSEHOLD PRODUCTS

Fiscal 1997 was a year in which the Company's Household Products Division absorbed and relaunched two major brands acquired in the prior fiscal year Lava brand hand soap and Carpet Fresh brand rug and room deodorizers.

As a well-known and respected brand name for over 100 years, Lava has enjoyed widespread consumer recognition as a soap for getting extra-dirty hands really clean. Sales were strong thanks in part to a successful new advertising effort. Lava Liquid, a new line extension formulated by the Company's Research and Technology team, was introduced at the end of fiscal 1997.

The Carpet Fresh brand was restaged during fiscal 1997 with new packaging and additional fragrances introduced. Sales of Carpet Fresh were in line with the Company's expectations. Marketing support should help propel this brand throughout the coming years.

One of the Company's first household products, the 2000 Flushes line of automatic toilet bowl cleaners, remains an important brand in the Household Products Division. In the household cleaner market, the X-14 brand is a strong name for a full line of hard surface cleaners.

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

The Company sells its consumer denture, dental care, oral hygiene and personal care products through its national sales force. Sales are made directly to food and drug chains, wholesalers, mass merchandisers and independent food and drug stores. Food brokers are retained for sales of household products. In addition, the Company employs marketing and sales representatives in international markets.

PATENT AND TRADEMARKS

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

COMPETITION

The Company markets products in highly competitive fields. For many of its products, its competitors include significantly larger corporations with substantially greater resources. The high degree of trademark recognition and goodwill associated with many of the Company's brand names are important factors in its ability to compete effectively. While larger competitors are able to commit significantly greater revenue to national advertising, the Company believes its advertising and marketing expertise enable it to compete effectively.

The primary competitive factors affecting proprietary over-the-counter medicines, consumer oral care products and household products are product formulation, reputation, advertising and consumer promotion.

MANUFACTURING
Most of the principal raw materials used by the Company in its domestic manufacturing operations are purchased domestically and are generally obtainable from a number of sources at competitive prices. Certain raw materials are available only from single sources of supply and in these cases the Company sees no likelihood of the termination of such sources of supply. The Company maintains adequate inventories of raw materials.

During the course of the fiscal year ended March 31, 1997, there were no substantial raw material shortages. The Company was able to obtain at competitive prices all raw materials required for its normal operations.

The Company manufactures the majority of its products. Some products are manufactured by independent third parties.

Item 2.  Properties

The worldwide executive and administrative offices, manufacturing, research and development, warehousing and distribution facilities of the Company and its subsidiaries use an aggregate of approximately 2,510,000 square feet. This figure does not include undeveloped land on which its facilities are located or land adjacent to certain properties. The Company or its subsidiaries own substantially all the properties.

Among these properties are the following: (1) corporate headquarters, Jersey City, New Jersey; (2) dental product manufacturing: Humacao, Puerto Rico (Dentco, Inc.); Glendale, Wisconsin (leased); Dungarvan, Ireland; and Cwmbran, Wales; (3) manufacturing plants for more than one product group: Memphis, Tennessee; South Brunswick, New Jersey: Humacao, Puerto Rico (Reedco, Inc.); Mississauga, Canada; Plymouth, Great Britain; Oevel, Belgium; Sydney, Australia; Buenos Aires, Argentina; and Rio de Janeiro, Brazil.

The Company owns land contiguous to the Memphis, South Brunswick, Toronto, Plymouth, Oevel and Dungarvan facilities. Additional warehouse and distribution facilities are in Memphis, Tennessee, Dayton, New Jersey, Plymouth, England, Zaragoza, Spain and Mexico City, Mexico.

The Company also has offices in buildings which it owns in Welwyn Garden City, Great Britain and Ratingen, Germany.

The Company's plants and facilities, in the opinion of management, are in good condition and, together with expansions and alterations recently completed, or in the process of being completed as part of the manufacturing restructuring and reengineering program, are regarded by management as adequate for current requirements and for those of the next several years.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 20, 1997 by waiver and unanimous consent of the Class B shareholders of the Company, the Board of Directors, consisting of the persons named in Item 10, was elected in its entirety.

Leonard N. Block, James A. Block and Thomas R. Block were reappointed Members of the Executive Committee of the Board of Directors which, upon unanimous consent of all its Members, may exercise all the authority of the Board of Directors, subject to certain statutory limitations.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

                           STOCK PRICE AND DIVIDEND INFORMATION

                                         Market Price          Cash Dividends
                                         Range of Class A      Declared Per
                                         Common Stock*         Share

Fiscal Year Ended March 31, 1997        High     Low

First Quarter                          $45 3/4 $36 1/2  $0.29 Class A Shares
                                                        $0.10 Class B Shares

Second Quarter                          46 3/4   40 1/2 $0.29 Class A Shares
                                                        $0.10 Class B Shares

Third Quarter                           48       44 1/8 $0.31 Class A Shares
                                                        $0.1075 Class B Shares

Fourth Quarter                          48 1/4   42     $0.31 Class A Shares**
                                                        $0.1075 Class B Shares**

Fiscal Year Ended March 31, 1996        High     Low

First Quarter                           $37 1/4 $32 1/4 $0.27 Class A Shares

Second Quarter                           40      33 3/4 $0.27 Class A Shares
                                                        $0.10 Class B Shares

Third Quarter                            40      34     $0.29 Class A Shares
                                                        $0.10 Class B Shares

Fourth Quarter                           42 3/8  33     $0.29 Class A Shares***
                                                        $0.10 Class B Shares***

* These are high and low bid quotes and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

** In addition, a 3% stock dividend was paid on January 2, 1997 to Class A and B shareholders in Class A and B Common Stock, respectively.

*** In addition, a 3% stock dividend was paid on January 2, 1996 to Class A and B shareholders in Class A Common Stock.

    The following table indicates the approximate number of shareholders of each class of the Company's equity securities as of June 3, 1997:

                        Title of Class               Number of Shareholders

              Common Stock, Class A (non-voting)                507

              Common Stock, Class B (voting)                     5

Item 6. Selected Financial Data
                                 Fiscal Year Ended March 31


                                         1997(2)       1996         1995        1994         1993
Net Sales from Continuing Operations $862,471,000 $715,242,000 $621,139,000 $566,772,000 $577,305,000

Interest, Dividends & Other Income     28,335,000   30,157,000   23,026,000   23,383,000   26,490,000

Income from Continuing Operations
before Income Taxes                    10,817,000   65,501,000   57,870,000   54,147,000   69,446,000

Income Taxes                            2,210,000   11,798,000   11,944,000    8,135,000   13,026,000

Income from Continuing Operations       8,607,000   53,703,000   45,926,000   46,012,000   56,420,000

Average Number of Common Shares
Outstanding(1)                         21,459,000   21,420,000   21,375,000   21,340,000   21,313,000

Income from Continuing Operations,
Per Share of Common Stock(1)                $0.40        $2.51        $2.15        $2.16      $2.65

Net Income Per Share of
Common Stock(1)                             $0.40        $4.14        $2.36        $2.24      $2.89

Cash Dividends Declared Per
Share of Class A Common                     $1.20        $1.12        $1.06        $1.02      $ .95

Cash Dividends Declared Per
Share of Class B Common                     $0.415       $0.30          -             --

Stock Dividends Declared Per
Share of Class A Common                         3%          3%           3%           3%        3%

Stock Dividends Declared Per
Share of Class B Common                         3%          3%           3%           3%        3%

Depreciation                           $20,210,000 $ 19,012,000 $ 16,031,000 $ 13,580,000 $ 10,727,000

Working Capital                        $90,172,000 $106,050,000 $ 26,095,000 $ 32,637,000 $ 51,203,000

Current Ratio                                  1.3          1.5          1.1          1.2      1.3

Total Assets                        $1,014,923,000 $929,117,000 $871,320,000 $771,068,000 $726,497,000

Long-Term Debt and Notes Payable     $  55,943,000 $ 56,143,000 $ 15,273,000 $ 17,880,000 $ 19,160,000

Shareholders' Equity                  $631,320,000 $641,042,000 $562,531,000 $515,121,000 $485,298,000

Number of Employees                          3,703        3,600        3,521        3,491    3,505

Management's Discussion and Analysis of Operating Results and Financial Condition is presented on pages 9 to 12 of this report.

(1) Restated to reflect stock dividends declared on Class A and Class B Common Stock by the Company in 1997 and previously.

(2) Fiscal 1997 income statement numbers reflect a pre-tax provision of $72,450,000 for manufacturing restructuring and re-engineering. Additionally, these amounts reflect the consolidation of the Block Drug Company (Japan) Inc. subsidiary, which had been previously accounted for as a 50%-owned equity joint venture. The Company acquired the remaining 50% share in fiscal year 1997.

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition

Operating Results:

   Consolidated worldwide net sales for the fiscal year ended March 31, 1997 were $862.5 million, an increase of 21% from the prior fiscal year 1996 which recorded an increase of 15%. Domestic and international sales increased in both fiscal 1997 and 1996 over the preceding year. International sales in fiscal 1997 increased 35% due to new products and the inclusion of Japanese operations as a wholly-owned subsidiary. Excluding the impact of foreign currency exchange rate fluctuations, fiscal year 1997 international sales would have risen 41%. Domestic sales in fiscal 1997 increased 4%, reflecting a volume growth of 2%.

   The Company's largest business segments, dental products, increased 25% to $621 million, following a 13% increase in the prior year. Consumer products sales increased to $241 million, a 10% increase, compared to a 22% increase in the previous year.

   Interest, dividends and other income decreased in the current year predominantly due to the termination of the Company's joint venture in Japan which is now a wholly-owned subsidiary.

   The cost of goods sold percentage to sales was 32.4% in fiscal 1997 compared to 32.8% in fiscal 1996 and 33.5% in fiscal 1995. These improved percentages reflect improved manufacturing operations and mix of products sold, in addition to selective price increases.

   Selling, general and administrative expenses represent 61.2%, 62.2% and 60.9% of sales in fiscal 1997, 1996, and 1995 respectively. The major portion is related to advertising and promotional activities. These expenses reflect a major spending program to meet significant competition and build brand equities.

   In February 1997, the Company announced it will consolidate its manufacturing operations by closing six of its twelve production facilities in various parts of the world over the next two years. As a result, there will be a reduction of over 400 employees at the Company's manufacturing facilities, representing approximately 12% of its worldwide workforce. This action is expected to generate approximately $25 million in additional annual cost savings which will be reinvested to support the Company's brands, recent acquisitions and new products, and strengthen the Company's presence in major markets and to enable us to penetrate new geographic areas worldwide. The worldwide manufacturing restructuring and re-engineering program resulted in a fourth quarter pre-tax charge of $72.5 million ($55.7 million net of tax) or $2.60 per share after taxes for the year, of which $35.7 million remains as liability as of March 31, 1997.

   Due to the above factors, income before taxes (excluding restructuring) was 9.7% of sales in fiscal 1997 as compared to 9.2% and 9.3% in fiscal 1996 and 1995, respectively.

   The effective income tax rates of 20.4%, 18.0% and 20.6% in fiscal 1997, 1996 and 1995, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland. For additional information see "Income Taxes" in the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition

Operating Results:  (Cont'd)

   The Company's international operations, which represent approximately 60% of the Company's business, measure profitability in terms of U.S. dollars and are subject to foreign exchange risk. If the U.S. dollar strengthens, the profitability of operations can be affected adversely. The profitably of foreign operations will benefit, however, if the U.S. dollar weakens. During fiscal 1997, the U.S. dollar generally strengthened compared to fiscal 1996. This had an unfavorable impact on profits for fiscal 1997 compared to a favorable impact for fiscal 1996.

   Although inflation has been moderate throughout fiscal 1997 and 1996, the Company continues to utilize selective price increases and budgetary monitoring of advertising, personnel and other operating expenses to control its operating margins. Research and development outlays have been increased in the continuing effort to develop new and improved products and line extensions.

   During fiscal 1997, the Company acquired or licensed a number of products including the Baby's Own line of baby care products for the Canadian market. This further extends our commitment to providing quality baby care products. This line joins our other baby care brands including Balmex brand Diaper Rash Ointment and Phazyme brand Infant Drops.

   Piriton allergy relief brand was acquired during the fiscal year and is marketed through the Company's UK subsidiary.

   Atrisorb , a guided tissue regeneration product for the treatment of periodontal disease, was acquired during fiscal 1997, which furthers our long-term commitment to serious dental medicines. The Company also acquired exclusive rights for the worldwide license of Targon Smoker's Mouthwash.

Liquidity and Capital Resources:

   Cash decreased to $13.9 million at March 31, 1997 from $16.4 million at March 31, 1996 which had increased from $13.7 million at March 31, 1995.

   Net cash flow from operating activities was $58 million in fiscal 1997, $16 million more than the prior year. Earnings net of non-cash expenses more than offset increases in accounts receivable and inventories. These increases were mostly caused by the consolidation of the Company's business in Japan. In fiscal 1996, net cash flows from operating activities were $43 million, $7 million less than the prior year. The sale of the U.S. Reed & Carnrick Division accounted for a $19 million reduction, which together with increases in accounts receivable and inventories, more than offset increases in accounts payable. Accounts receivable at fiscal year-end 1997, 1996 and 1995 represent 2.3, 2.1 and 2.1 average months of sales, respectively. Inventory levels comprised 6.0,
6.4 and 6.2 months supply at year-end 1997, 1996 and 1995 respectively.

   Net cash used in investing activities in fiscal 1997 was $84 million, compared to net cash provided of $16 million in fiscal 1996. In fiscal 1997, additions to property, plant and equipment, payment for products acquired and purchases of marketable securities more than offset the proceeds from the sale of securities and property, plant and equipment. In fiscal 1996, the sale of the U.S. Reed and Carnrick Division provided $64 million and together with net proceeds from securities more than offset payments for products acquired and additions to property, plant and equipment. In fiscal 1995, the net cash outflow for investing activity was $70 million. The Company is implementing a Production Optimization Program which will consolidate manufacturing facilities, closing six locations while expanding and upgrading others.

   Net capital expenditures of $38 million in fiscal 1997 are approximately $5 million higher than in fiscal 1996 and $3 million higher than fiscal 1995.

   Domestically, major projects over the three year period have been the modernization and expansion of laboratories and office facilities at the Jersey City, New Jersey corporate headquarters. The Company has made a substantial investment in computer modernization and business process reengineering. The production and warehouse facilities in Memphis, Tennessee and in Puerto Rico have undergone expansion and modernization projects that will continue as a result of the Company's manufacturing restructuring and re-engineering.

   The Company's international facilities were also expanded in fiscal 1997 to accomodate manufacturing for the Company's wholly-owned subsidiary in Japan and the continued expansion and modernization of the production facility in Dungarvan, Ireland. The Dungarvan facility will continue to undergo expansion as a result of the Company's manufacturing restructuring and re-engineering program. The Company anticipates future capital spending to approximate 5% of net sales, and expects to fund modernization and expansion through internally generated funds and through short-term borrowings as appropriate.

   Net cash provided by financing activities was $23 million in fiscal 1997, compared to net cash used of $56 million in fiscal 1996. In fiscal 1995, there was a net cash inflow of $25 million. The financial inflows in fiscal 1997 arose from the proceeds from debt issuance of $51 million which more than offset dividends paid to shareholders and debt repayment. The financial outflows in fiscal 1996 were the result of debt repayment funded mostly with the proceeds from the sale of the domestic Reed & Carnrick Division. The financial inflows in fiscal 1995 arose from the proceeds from debt issuance to help finance the acquisition of Goody's Pharmaceuticals, Inc., which more than offset dividends to shareholders and debt repayment.

   An overall strengthening of the U.S. dollar in relation to foreign currencies resulted in net foreign currency translation gains of $4.5 million in fiscal 1997. In fiscal 1996, net foreign currency translation gains were $578,000. These amounts were charged directly to Shareholders' Equity in the balance sheet.

   The Company uses financial instruments to manage interest rate and foreign exchange exposures. It does not take speculative positions. The cost of these transactions is amortized over the respective periods covered and is limited to fixed amounts determined at the dates of execution. See Note 5 for additional information.

   The Company has classified all long-term securities as "available for sale." These long-term securities are reported at fair market value resulting in unrealized holding gains of $551,000 net of taxes of $254,000 as of March 31, 1997 and $6 million, net of taxes of $1.3 million as of March 31, 1996.

   The Company anticipates that sufficient funds will be provided from operating and borrowing capabilities for capital expenditures, dividend payments and other cash needs in fiscal 1998. The Company has uncommitted lines of credit totaling $240 million and $303 million at March 31, 1997 and 1996, respectively.

   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to these assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. It requires assets to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and assets to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. During fiscal year 1997, the Company adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

   In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share data presented. The Company is currently evaluating the new statement; however, the impact of adoption of SFAS No. 128 on the Company's financial statements is not expected to be significant.
Information Concerning Forward-Looking Statements:

   This annual report contains forward-looking statements and statements of historical fact. These forward-looking statements are based on management's current expectations and assessments of risks and uncertainties. Actual results could differ from those anticipated by the forward-looking statements.

Item 8.  Financial Statements and Supplementary Data

                REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the accompanying consolidated financial statements and the financial statement schedules of Block Drug Company, Inc. and subsidiaries listed in the index on page 53 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain foreign subsidiaries and branches, which statements reflect total assets and total revenues constituting approximately 15 percent and 37 percent, respectively, in the year ended March 31, 1997, 11 percent and 28 percent, respectively, in the year ended March 31, 1996 and 10 percent and 26 percent, respectively, in the year ended March 31, 1995 of the corresponding consolidated totals. These statements were audited by other auditors whose reports thereon were furnished to us. Our opinion expressed herein, insofar as it relates to the amounts for such subsidiaries and branches, is based solely upon such reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Block Drug Company, Inc. and subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                   COOPERS & LYBRAND  L.L.P.


New York, New York
June 3, 1997.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                  MARCH 31
                                                            1997            1996
ASSETS
Current Assets:
 Cash. . . . . . . . . . . . . . . . . . . . . . .   $   13,862,000    $ 16,388,000
 Marketable securities, at market (Note 4) . . . .       24,923,000      13,433,000
 Accounts receivable, less allowances of $4,504,000
 (1997) and $4,188,000 (1996) . . . .. . . . . . .      164,104,000     124,816,000
 Inventories (Note 1 and 2). . . . . . . . . . . .      138,679,000     124,368,000
 Other current assets. . . . . . . . . . . . . . .       51,508,000      33,200,000

   Total current assets. . . . . . . . . . . . . .      393,076,000     312,205,000

 Property, plant and equipment, less accumulated
   depreciation (Notes 1 and 3) . . . .. . . . . .      235,486,000     242,552,000
 Long-term securities, at market (Note 4). . . . .      225,999,000     222,667,000
 Goodwill and other intangible assets, less accumulated
   amortization of $14,046,000 (1997)
   and $9,627,000 (1996) (Note 1). . . . . . . . .      153,425,000     127,047,000
 Other assets. . . . . . . . . . . . . . . . . . .        6,937,000      24,646,000

   Total assets. . . . . . . . . . . . . . . . . .   $1,014,923,000    $929,117,000

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Notes and bonds payable (Note 6). . . . . . . .   $  118,522,000    $ 75,559,000
   Accounts payable and accrued expenses (Note 7).      167,744,000     118,273,000
   Income taxes payable (Note 8) . . . . . . . . .       11,612,000       7,751,000
   Dividend payable. . . . . . . . . . . . . . . .        5,026,000       4,572,000

    Total current liabilities. . . . . . . . . . .      302,904,000     206,155,000

 Notes and bonds payable (Note 6). . . . . . . . .       55,943,000      56,143,000
 Deferred income taxes (Note 8). . . . . . . . . .        8,744,000      10,413,000
 Deferred compensation and other liabilities
   (Notes 1 and 9)                                       16,012,000      15,364,000

    Total liabilities. . . . . . . . . . . . . . .      383,603,000     288,075,000

 Shareholders' equity (Notes 1 and 10):
 Class A common stock non-voting par
   value $.10-15,000,000 shares (1997 and 1996)
   authorized, 13,544,460 (1997) and 13,111,962 (1996)
   shares issued and outstanding . .                      1,354,000       1,311,000
 Class B common stock, par value $.10-30,000,000 shares
    authorized, 7,935,532 (1997) and
    7,704,400 (1996) shares issued and outstanding. .       794,000         770,000
 Capital in excess of par value. . . . . . . . . . .    249,375,000     219,207,000
 Retained earnings . . . . . . . . . . . . . . . . .    377,202,000     416,200,000
 Cumulative foreign currency translation adjustment
   (Note 1). . . . . . . . . . . . . . . . . . . .        2,044,000      (2,476,000)
 Unrealized holding gain on marketable securities
   (Note 4) . . . .                           .             551,000       6,030,000
 Total shareholders' equity. . . . . . . . . . . .      631,320,000     641,042,000

   Total liabilities and shareholders' equity. . .   $1,014,923,000    $929,117,000

             See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
INCOME AND RETAINED EARNINGS

For the Years Ended March 31, 1997, 1996 and 1995

                                                 1997            1996           1995
Revenues:
 Net sales . . . . . . . . . . . . .        $862,471,000     $715,242,000    $621,139,000
 Interest, dividends and other income. .      28,335,000       30,157,000      23,026,000
                                             890,806,000      745,399,000     644,165,000

Cost and Expenses:
 Cost of goods sold. . . . . . . . .         279,334,000      234,782,000     207,793,000
 Selling, general and administrative . .     528,205,000      445,116,000     378,502,000
 Manufacturing restructuring and
  re-engineering costs.. . . . . . .          72,450,000        -           -
                                             879,989,000      679,898,000     586,295,000

Income from Continuing Operations
 before income taxes . . . . . . . .          10,817,000       65,501,000      57,870,000

Income Taxes (Note 8):
 Current . . . . . . . . . . . . . .          14,112,000       17,602,000      11,225,000
 Deferred. . . . . . . . . . . . . .         (11,902,000)      (5,804,000)        719,000
                                               2,210,000       11,798,000      11,944,000

Income from Continuing Operations. .           8,607,000       53,703,000      45,926,000

Discontinued Operations (Note 12):
Income from discontinued operations, net
 of taxes of $0 (1997), $32,000 (1996)
 and $1,336,000 (1995) . . . . . . .                               52,000       4,443,000

Gain on sale of division, net of taxes
 of $21,406,000. . . . . . . . . . .                           34,925,000

Income from discontinued operations                            34,977,000       4,443,000

Net Income . . . . . . . . . . . . .           8,607,000       88,680,000      50,369,000

Retained earnings at beginning of year..     416,200,000      367,325,000     349,500,000
Less: Cash dividends declared-$1.20
 (1997), $1.12 (1996) and $1.06 (1995)
 per share of Class A common stock           (15,881,000)     (14,164,000)    (12,731,000)
 Cash dividends $.415 (1997) and
 $0.30 (1996) per share of Class B common
 stock . . . . . . . . . . . . . . .          (3,197,000)      (2,311,000)
 Stock dividends 3% (1997, 1996 and 1995)
 to Class A shareholders
 payable in Class A common stock . .         (17,982,000)     (14,431,000)    (12,012,000)
 Stock dividends 3% to Class B
  shareholders payable in Class B
  common stock (1997) and in
 Class A common stock (1996 and 1995). .     (10,545,000)      (8,899,000)     (7,801,000)

Retained earnings at end of year . .        $377,202,000     $416,200,000    $367,325,000

Earnings per share of common stock
 (Notes 1 and 10):
 From Continuing Operations. . . . .             $  0.40          $  2.51         $  2.15
 From Discontinued Operations. . . .                                 1.63             .21

Net Earnings Per Share . . . . . . .             $  0.40          $  4.14         $  2.36

                 See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

For the Years Ended March 31, 1997, 1996 and 1995
                                                      1997           1996          1995
CASH FLOW FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . .      $   8,607,000    $88,680,000    $50,369,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Gain on sale of discontinued operation. .                     (34,925,000)
   Depreciation and amortization . . . . .         24,629,000     21,470,000     17,071,000
   Deferred income tax provision . . . . .        (11,902,000)    (5,804,000)       719,000
   Deferred compensation provision . . . .          2,110,000      1,979,000      2,700,000
   Equity in net income of joint venture .                        (4,111,000)    (2,836,000)
   (Gain) loss on sales of long-term securities    (3,136,000)      (919,000)        10,000
   Restructuring and re-engineering charges. . .   67,415,000
   Employee savings plan provision . . . .          1,707,000      1,515,000      1,303,000
   Other, net. . . . . . . . . . . . . . .            963,000        986,000        644,000

Changes in assets and liabilities that
 provided (used) cash, net of effects from purchase of products acquired

   Accounts receivable . . . . . . . . . .        (38,291,000)   (10,817,000)   (11,311,000)
   Inventories . . . . . . . . . . . . . .        (17,705,000)   (10,725,000)   (20,108,000)
   Accounts payable and accrued expenses .         12,682,000     16,173,000     11,122,000
   Other current assets. . . . . . . . . .         (8,441,000)      (923,000)     5,873,000
   Other assets. . . . . . . . . . . . . .         15,950,000        275,000     (1,656,000)
   Income taxes and dividends payable. . .          4,946,000        249,000     (1,738,000)
   Payments of deferred compensation and
     other noncurrent liabilities. . . . .         (1,210,000)    (1,381,000)    (2,453,000)
   Changes from sale of division, net. . .                       (19,063,000)

Net cash flow from operating activities. .         58,324,000     42,659,000     49,709,000

CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from sales of U.S. Pharmaceutical
 Division, net of cash expenses. . . . . .                        64,431,000
Additions to property, plant and equipment .      (45,418,000)   (32,693,000)   (34,542,000)
Proceeds from sale of property, plant
 and equipment . . . . . . . . . . . . . .          7,555,000
(Increase) decrease in marketable
 securities, net . . . . . . . . . . . . .        (11,537,000)     4,924,000      3,951,000
Dispositions of long-term securities . . .         49,039,000     74,808,000     37,807,000
Purchase of long-term securities . . . . .        (55,771,000)   (25,858,000)   (28,686,000)
Payment for products acquired. . . . . . .        (28,171,000)   (69,870,000)   (48,957,000)

Net cash (used in) provided by investing
 activities. . . . . . . . . . . . . . . .        (84,303,000)    15,742,000    (70,427,000)

CASH FLOW FROM FINANCING ACTIVITIES

Dividends paid to shareholders . . . . . .        (19,078,000)   (16,475,000)   (12,731,000)
Proceeds from issuance of debt . . . . . .         51,190,000     50,000,000     40,570,000
Payment of debt. . . . . . . . . . . . . .         (9,005,000)   (89,288,000)    (2,612,000)

Net cash provided by (used in)
 financing activities. . . . . . . . . . .         23,107,000    (55,763,000)    25,227,000

Effects of exchange rates on cash. . . . .            346,000         44,000        301,000

(Decrease) increase in cash. . . . . . . .         (2,526,000)     2,682,000      4,810,000

Cash, beginning of year. . . . . . . . . .         16,388,000     13,706,000      8,896,000

Cash, end of year. . . . . . . . . . . . .       $ 13,862,000    $16,388,000   $ 13,706,000

                 See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)


For the Years Ended March 31, 1997, 1996 and 1995

                                                      1997           1996          1995
SUPPLEMENTAL CASH FLOW DATA

Cash Paid During the Year:
 Interest. . . . . . . . . . . . . . . . .        $10,381,000    $ 8,850,000    $ 7,676,000
 Income Taxes. . . . . . . . . . . . . . .        $ 9,560,000    $39,812,000    $13,646,000

                 See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Significant Accounting Policies:

Basis of consolidation:
 The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly-owned With the exception of the March 31 year-end accounts of Germany and Colombia branches, all other accounts of foreign subsidiaries have been included on the basis of fiscal years ended December 31 in order to be available for inclusion in the consolidation. All material intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue from product sales when the goods are shipped to the customer.

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

 Net foreign exchange gains and (losses) of ($3,940,000), $379,000 and ($2,951,000), were included in selling, general and administrative expenses in the determination of net income for fiscal years 1997, 1996 and 1995, respectively.

                                           1997        1996         1995
Transactions                           $(3,805,000) $  826,000  ($  649,000)

Translation relating to highly
inflationary countries                    (135,000)(   447,000) ( 2,302,000)

Total                                  $(3,940,000) $  379,000  ($2,951,000)

CUMULATIVE TRANSLATION
ADJUSTMENT RECONCILIATION                  1997        1996         1995
Balance -Beginning                     $(2,476,000)$(3,054,000) $(9,705,000)

Translation Adjustment                   4,520,000     578,000    6,651,000

Balance-Ending                         $ 2,044,000 $(2,476,000) $(3,054,000)

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

 Amortization of goodwill and other intangible assets was $4,419,000, $2,458,000 and $1,040,000 in the years ended March 31, 1997, 1996 and 1995, respectively.

Marketable Securities and fair value of financial instruments:

 Marketable securities classified as current assets include cash equivalents (i.e. interest bearing securities with maturities of 90 days or less at time of purchase) that are recorded at cost (which approximates market) and other debt instruments with less than one year remaining until maturity that are treated as available for sale and recorded at market value. Long-term securities are also treated as available for sale and are recorded at market value. Unrealized holding gains and losses on securities classified as available for sale are recorded in a separate component of shareholders equity. The fair values of such securities are determined by independent pricing services and/or securities dealers.

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

 The Company accounts for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The Company accounts for the cost of these benefits, which are for health care, by accruing them during the employee's active working career. The Company has elected to amortize the unfunded obligation existing at April 1, 1993 (transition obligation) over a period of 20 years.

 The Company has agreements with certain key executives which provide deferred compensation depending on length of service and average salary level. Benefits payable in the future to these executives under these agreements are charged to operations on an actuarially determined basis over the attribution period which equals the estimated period of active employment of such executives.

Concentration of Credit Risk
 The Company sells a broad range of products in many countries of the world. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customer's financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

Research and development expenditures:
 Research and development expenditures are charged to operations as incurred. The charges for the years ended March 31, 1997, 1996 and 1995 were $28,180,000, $23,959,000 and $23,465,000, respectively.

Net income per share of common stock:
 Net income per share of common stock is based on the combined weighted average number of shares of Class A and Class B Common Stock outstanding during each period, which was 21,459,000, 21,420,000 and 21,375,000 in fiscal year 1997,
1996 and 1995, respectively.

New accounting standards:

 In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to these assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. It requires assets to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and assets to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. During fiscal year 1997, the Company adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

 In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings-per-share-data on an international basis. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings-per-share data presented.
The Company is currently evaluating the new statement; however, the impact of adoption of SFAS No 128 on the Company's financial statements is not expected to be significant.

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

Reclassification:

 Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2. Inventories:
 Major classes of inventories comprise:                      March 31
                                                      1997             1996

Raw and packaging materials. . . . . . . . . .   $44,334,000      $ 42,868,000
Finished goods . . . . . . . . . . . . . . . .    94,345,000        81,500,000

 Total . . . . . . . . . . . . . . . . . . . .  $138,679,000      $124,368,000

Note 3. Property, Plant and Equipment:
 Major classes of property, plant and equipment
 are summarized as follows:                                   March 31
                                                     1997             1996

Land                               .             $22,182,000     $  21,066,000
Building and related improvements. . . . . . .   138,546,000       149,274,000
Machinery and equipment. . . . . . . . . . . .   141,442,000       136,408,000
Furniture and fixtures   . . . . . . . . . . .    45,550,000        44,951,000
Construction in progress . . . . . . . . . . .     9,861,000         5,577,000
                                                 357,581,000       357,276,000

Less:  Accumulated depreciation                  122,095,000       114,724,000

 Total                                          $235,486,000      $242,552,000

 Depreciation expense for the years ended March 31, 1997, 1996 and 1995 was $20,210,000 , $19,012,000 and $16,031,000, respectively. Certain of the above properties are pledged as collateral for the bonds (Note 6).

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

Note 4. Marketable Securities:

 The Company accounts for marketable securities in accordance with SFAS No. 115. "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115). Prior to January 1, 1995, it classified its marketable securities as hold-to-maturity and reported at amortized cost. On January 1, 1995, the Company reclassified all of its marketable securities as available-for-sale. This reclassification is primarily a result of changing economic circumstances. As a result of this change in classification, on January 1, 1995, the Company recorded an unrealized holding loss of $4,020,000, net of a tax effect of $127,000, in a separate component of shareholders' equity. There was no effect on net income as a result of this adoption or change in portfolio classification

 The marketable securities, both current and noncurrent, as of March 31, 1997 consisted of the following:

                                                      Unrealized Holding
                                    Fair Value       Gains        Losses
U.S government and its agencies   $127,606,000    $1,275,000    $3,048,000

Municipal and state                 98,393,000     2,581,000         3,000

Other, principally money market     24,923,000

                                  $250,922,000    $3,856,000    $3,051,000

 The above unrealized holding gains and losses, net of income taxes of $254,000, are reflected as "unrealized holding gain on marketable securities" in shareholders' equity.

 The marketable securities, both current and noncurrent, as of March 31, 1996 consisted of the following:

                                                      Unrealized Holding
                                    Fair Value       Gains        Losses
U.S government and its agencies   $ 93,280,000    $2,818,000   $ 1,378,000

Municipal and state                132,314,000     5,894,000

Other, principally money market     10,506,000

                                  $236,100,000    $8,712,000   $ 1,378,000

 The above unrealized holding gains and losses, net of income taxes of $1,304,000, are reflected as "unrealized holding gain on marketable securities" in shareholders' equity.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

 The maturities of the Company's investment in debt securities, at fair value, as of March 31, 1997 and 1996 were as follows:

                                           1997              1996

Within 1 year                         $ 24,923,000       $ 13,433,000
After 1 year through 5 years            57,063,000         53,115,000
After 5 years through 10 years          38,258,000         70,099,000
After 10 years                         130,678,000         99,453,000
                                      $250,922,000       $236,100,000

 The proceeds from the sales of available-for-sale securities (excluding normal principal payments on government agency obligations, bond redemptions and maturities) were $41,028,000 and $60,558,000 for the years ended March 31, 1997 and 1996, respectively. Gross realized gains and gross realized losses from these transactions were $3,110,000 and $0 for the year ended March 31, 1997 and $1,066,000 and $89,000 for the year ended March 31, 1996, respectively.
The cost of marketable securities sold was determined by specific identification.

Note 5. Financial Instruments

 The Company uses financial instruments to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange. The Company does not enter into financial instruments for trading or speculative purposes.

 In November 1996, the Company entered into two series of Japanese Yen put options to establish a minimize exchange rate conversion between the Japanese Yen, U.S. Dollar and Irish Punt on anticipated intercompany sales during calendar year 1997. One series gives the Company the right to sell 200 million yen monthly in 1997 for U.S. dollars at a rate of 115 yen per US dollar. The other series gives the Company the right to sell 100 million yen monthly in 1997 for punt at the rate of 188 yen per punt. The cost of the options are amortized during the period in which the option are exercisable. Gain on the contract will be recognized in the month of settlement. As of the year end, the combined fair market value of these option contract were $734,000.

 The Company has interest rate cap agreements to reduce the impact of increases in interest rates on its short-term floating rate debt. They cover a $100 million notional value for the period 6/1/93 to 6/1/02 and an additional $50 million for the period 6/1/95 to 6/1/02. The agreements, which are spread equally among six counterparties, entitle the Company to receive quarterly amounts, if any, by which interest on the notional value at the 90 day LIBOR rate exceeds 4% at quarterly reset dates during the year beginning 6/1/93, 5% during the year beginning 6/1/94, 7% during the two years beginning 6/1/95 and 9% during the five years beginning 6/1/97. The premium is paid for the term of the agreements in quarterly installments of $127,236 on the $100 million beginning 6/1/93 and $116,013 on the $50 million beginning 6/1/95.
The additional $50 million cap protection was discontinued in July, 1995.
As of March 31, 1997, the fair market value of the $100 million notional amount of these agreements, net of the present value of premium installment payments due, was an off-balance sheet liability of $1,236,000.

Note 6. Notes and Bonds Payable:

 Short-term notes payable consist primarily of borrowings from various banks at interest rates ranging from 4.2% to 13.6%. At March 31, 1997 and 1996, the Company maintained short term uncommitted bank lines of credit aggregating $240,000,000 and $303,384,000, respectively. Of these amounts, $166,825,000 and $235,559,000 was unused at March 31, 1997 and 1996, respectively. The fair value of the short-term notes payable approximates book value.

Long-term notes and bonds payable are comprised of the following:

                                                           March 31
                                                      1997            1996

7.0% Notes due fiscal 2000                       $ 1,493,000        1,693,000
6.47% Senior note due fiscal 2006                 50,000,000       50,000,000
Variable rate bonds (currently 4.2%), due
 fiscal 2010                                       4,450,000        4,450,000
                                                 $55,943,000      $56,143,000

 Certain properties of the Company (approximate book value $4,962,000) are pledged as collateral for the bonds (Note 3). The requirements of the bond indentures include the maintenance by the Company of minimum consolidated net worth and net working capital including long-term marketable securities of $250,000,000 and $50,000,000, respectively.

 Interest expense on all borrowings aggregated $10,146,000 in fiscal 1997, $8,374,000 in fiscal 1996 and $8,292,000 in fiscal 1995.

Long-term debt at March 31, 1997 is payable as follows:

                Year ended March 31

                2000                              $ 1,493,000
                2001 and later                     54,450,000
                                                  $55,943,000

The fair value of the long-term debt was $3,745,000 less than the book value as of March 31, 1997.

Note 7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the following:

                                                              March 31
                                                          1997        1996

Accounts payable - trade                            $ 38,013,000  $ 29,323,000
Accrued salaries, wages, vacation pay and bonuses     35,483,000    31,936,000
Accrued advertising and selling expenses              23,656,000    28,071,000
Restructuring and re-engineering                      35,756,000
Other current liabilities                             34,836,000    28,943,000
                                                    $167,744,000  $118,273,000

Note 8. Income Taxes:

   Income taxes on continuing operations consisted of:

                                         Current       Deferred       Total

For the year ended March 31, 1997
   Federal                             $11,164,000  $(12,397,000)  $(1,233,000)
   Foreign                               2,033,000     1,558,000     3,591,000
   State                                   915,000    (1,063,000)     (148,000)
                                       $14,112,000  $(11,902,000)  $ 2,210,000

For the year ended March 31, 1996
   Federal                             $ 7,361,000   $(6,115,000)  $ 1,246,000
   Foreign                               9,466,000       835,000    10,301,000
   State                                   775,000      (524,000)      251,000
                                       $17,602,000   $(5,804,000)  $11,798,000

For the year ended March 31, 1995
   Federal                            $ 2,095,000    $ 1,123,000   $ 3,218,000
   Foreign                              7,836,000       (500,000)    7,336,000
   State                                1,294,000         96,000     1,390,000
                                      $11,225,000    $   719,000   $11,944,000

  Deferred income tax expenses result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The source and the tax effect of these differences were as follows:

                                           1997          1996          1995


For the year ended March 31:
  Depreciation                          $ 651,000     $2,025,000    $2,140,000
  Expenses (not) currently deductible
  for tax purposes                    (14,111,000)    (7,999,000)     (699,000)
  Other                                 1,558,000        170,000      (722,000)
                                     ($11,902,000)   ($5,804,000)     $719,000

 A reconciliation of the provision for income taxes on income from continuing operations and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is as follows:

                                                        (In millions)

                                                    1997      1996      1995
For the year ended March 31:
 Tax at U.S. Federal statutory rate of 35%         $ 3.8    $ 22.9    $ 20.3
 Tax exempt state and municipal bond income         (3.2)     (3.9)     (3.5)
 Irish operating income taxed at lower rate         (4.8)     (3.5)     (2.8)
 Reduction in taxes resulting from Puerto Rico
   source income subject to lower tax rate          (2.9)     (4.5)     (2.3)
 Foreign Tax Rate Differential                       3.4       2.0       1.4
 Foreign Tax Credit                                 (2.9)
 Non-Deductible Restructuring Charges                9.2        -         -
 Other, net                                          (.4)     (1.2)     (1.2)
 Total                                             $ 2.2     $11.8     $11.9

 The Company's subsidiaries in Puerto Rico have agreements which commenced in fiscal 1988 and expire in 2002, which provide for a 90% exemption from income taxes on operating income. The Company's subsidiary in Ireland has a 10% tax rate on export sales. The Company has not accrued U.S. federal income taxes on cumulative undistributed earnings of foreign subsidiaries of $244,837,000 as of March 31, 1997, since the majority of such earnings are expected to be permanently reinvested abroad. Where it is the intention to remit earnings, the related U.S. income taxes on these earnings, after giving effect to available tax credits, would not be material.

 Deferred tax assets and liabilities consisted of the following:*

 Deferred tax assets:                                     March 31,
                                                   1997               1996

  Coupon accrual, sales discounts, and
   workers compensation                         $2,763,000         $3,816,000
  Employee benefits                              7,284,000          5,982,000
  Accrual on vacation                            1,531,000          1,489,000
  Deferred compensation                          3,993,000          3,049,000
  Capital gain                                   4,660,000          7,801,000
  Accrued restructuring                         16,763,000               -
  Other                                          1,633,000            894,000
                                               $38,627,000        $23,031,000

 Deferred tax liabilities:
   Property, plant and equipment               $17,986,000        $17,768,000
   SFAS No. 115 adjustment                         231,000          1,304,000
   Other                                         7,324,000          2,775,000

                                               $25,541,000        $21,847,000

 * As of March 31, 1997 and 1996, recoverable income taxes reflected in the balance sheet in "Other current assets" included current deferred tax assets of $21,830,000 and $11,597,000, respectively. The remaining deferred tax liabilities, net of deferred tax assets, were reflected in the balance sheet as "Deferred income taxes".

Note 9. Retirement and Deferred Compensation Plans:

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

                                             1997        1996         1995

 Service cost                           $ 5,473,000  $ 5,196,000   $4,822,000
 Interest cost on projected benefit
   obligation                             5,618,000    5,399,000    4,404,000
 Actual return on plan assets            (9,297,000) (12,860,000)  (1,216,000)
 Net amortization and deferral            2,717,000    6,697,000)  (4,928,000)
   Net periodic pension cost           $  4,511,000   $4,432,000   $3,082,000

 The following table sets forth the present value of benefit obligations and funded status for the Company's foreign and domestic plans:

                                                1997                 1996

Actuarial present value of benefit
obligations, including vested benefits of
$56,065,000 in 1997 and $51,091,000 in 1996        $57,215,000       $52,304,000

Projected benefit obligations                      $77,229,000       $72,154,000

Plan assets at fair value (primarily
  invested in stocks, bonds and government
  obligations)                               $89,416,000          $79,693,000
Add: Unrecognized prior service cost           5,526,000            3,352,000

Less: Unrecognized, net gain on assets        29,037,000           19,204,000
      Unamortized transition asset
        established as of February 28, 1985    2,295,000            3,002,000
     Adjustment for minimum liability            581,000              399,000
                                                    63,029,000        60,440,000
Net pension liability                              $14,200,000       $11,714,000

 The expected long-term rate of return on plan assets was 8% for 1997 and 1996. The weighted average discount rate was 8% for 1997 and 7.5% in 1996. The rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations was 5.0% for 1997 and 1996.

 The domestic plans are fully funded. Plan assets consist primarily of government bonds, corporate bonds and common stocks. The Company's foreign subsidiaries have plans under which funds are deposited with trustees or annuities are purchased.

 The Company has a Special Stock Unit Plan (the "Plan") whereby selected participants receive the right to deferred compensation based on the growth in the Company's average earnings per share, as defined in the Plan, and the value of the awards is adjusted to reflect the dilutive effect of stock dividends. Charges under the Plan for the years ended March 31, 1997, 1996 and 1995 were $3,289,000, $923,000 and $559,000, respectively. Deferred compensation payable included $3,482,000 at March 31, 1997 and $3,124,000 at March 31, 1996, respectively. Such amounts represent the actuarially determined present value of the vested benefits.

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

The postretirement benefit liability as of March 31, 1997 and 1996 is as follows:

                                                         1997          1996


Retirees                                             $4,080,000     $3,664,000
Fully eligible active plan participants                 819,000        860,000
Other active plan participants                        3,394,000      3,661,000

      Total accumulated postretirement benefit
        obligation                                    8,293,000      8,185,000

Less: Plan assets at fair value and accruals               -              -
     Unrecognized net (gain) loss from past
     experience different from that
     assumed and from changes in assumptions           (278,000)       374,000
     Unrecognized transition obligation               4,491,000      4,772,000

     Accrued postretirement benefit cost
     recognized in the Balance Sheet                 $4,080,000     $3,039,000

 The cost of providing postretirement benefits
for the period ending March 31, 1997 and March 31, 1996
includes the following:
                                                         1997          1996

Service cost benefits attributed to service
  during the period                                  $  296,000     $  288,000
Interest cost on the accumulated postretirement
  benefit obligation                                    587,000        572,000
Estimated return on plan assets                            -              -
Amortization of transition obligation                   281,000        281,000

     Net periodic postretirement benefit cost        $1,164,000     $1,141,000

 The accumulated postretirement benefits obligation was determined by application of the terms of the medical plan together with relevant actuarial assumptions and a health-care cost trend rate of 8% in 1996 decreasing gradually to 5.5% in 2001 and thereafter. These costs also reflect the implementation of a $2,000 per year cost cap and contribution schedule of 0% to 75% of cost based on years of service at retirement for new retirements after October 1, 1993. The effect of a 1% annual increase in these assumed cost trend rates would have a minimal effect due to the cost cap. The increase in the accumulated postretirement benefit obligation would be approximately $500,000 and the aggregate of the service and interest cost components of net postretirement health care cost for 1997 would be approximately $30,000.

 Measurement of the accumulated postretirement benefit obligation was based on an assumed discount rate of 8.0% for 1997 and 7.5% for 1996.

Note 10. Shareholders' Equity:

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

 On November 5, 1996, the Company declared an increased cash dividend of $.31 on the Class A Common Stock and an extra Common Stock dividend of 3% on both the Class A and Class B Common Stock, and an increased cash dividend of $.10 3/4 per share on the Class B Common Stock, payable on January 2, 1997 to shareholders of record as of December 2, 1996.

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

 Changes in Class A Common Stock, Class B Common Stock and capital in excess of par value during fiscal 1997, 1996 and 1995 were as follows:

                                 CLASS A             CLASS B

                              COMMON STOCK         COMMON STOCK
                                                                   Capital in
                                Issued               Issued         Excess of
                            Shares     Amount    Shares    Amount   Par Value

Balance, March 31, 1994   11,839,000 $1,184,000 7,704,000 $770,000 $173,372,000

3% Stock Dividend            587,000 $   59,000                    $ 19,755,000
Savings Incentive Plan(1)     40,000      4,000                       1,299,000
Repurchase of Shares

Balance, March 31, 1995   12,466,000 $1,247,000 7,704,000 $770,000 $194,426,000

3% Stock Dividend            606,000 $   60,000                    $ 23,269,000
Savings Incentive Plan(1)     40,000      4,000                       1,512,000

Balance, March 31, 1996   13,112,000 $1,311,000 7,704,000 $770,000 $219,207,000

3% Stock Dividend            394,000     39,000   232,000   24,000   28,465,000
Savings Incentive Plan(1)     38,000      4,000                       1,703,000

Balance, March 31, 1997   13,544,000 $1,354,000 7,936,000 $794,000 $249,375,000

(1) The Company has a voluntary savings incentive plan for eligible domestic employees. Company contributions to this 401(K) plan are made in the form of the Company's Class A Common Stock.



Note 11. Legal Proceedings:

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

Note 12. Discontinued Operations:

 On June 30, 1995, the Company sold its U.S. Reed & Carnrick Pharmaceutical Division. In connection therewith, the Company recorded a gain on disposal of $34,925,000, net of taxes of $21,406,000 ($1.63 per share). The U.S. Reed &
Carnrick Pharmaceutical business is reported as a discontinued operation for all periods presented. The statements of consolidated income and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.

 The sales for the U.S. Reed & Carnrick Pharmaceutical business for the quarter ended June 30, 1995 (through the date of disposition) were $10,039,000. Sales for the fiscal years ended March 31, 1995 and 1994, were $48,715,000 and $46,511,000, respectively. Income from discontinued operations for the fiscal years ended March 31, 1997, 1996, 1995, net of taxes, was $0, $52,000 and $4,443,000, respectively.

Note 13. Restructured Operations:

 In February 1997, the Company announced it will consolidate its manufacturing operations by closing six of its twelve production facilities in various parts of the world. The manufacturing restructuring and re-engineering is designed to further enhance profitable growth over several years by generating significant efficiencies and improving competitiveness. This will result in a reduction of over 400 employees at the Company's manufacturing facilities, representing approximately 12% of its worldwide work force.

 The manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72,450,000 ($55,687,000 net of tax) or $2.60 per share after taxes for the year.

 Below is a summary of the manufacturing restructuring and re-engineering reserve:

                                           Amounts Utilized   Remaining Balance
                              Provision    In Fiscal 1997     at March 31, 1997

 Employee severance &
 related costs              $15,454,000            -             $15,454,000

 Plant Closings & related
 asset write-offs            32,978,000       24,468,000           8,510,000

 Re-engineering
                              7,184,000        7,184,000               -

 Contractual Obligations
 and other                   16,834,000        5,042,000          11,792,000

                            $72,450,000      $36,694,000         $35,756,000

 Balance at the end of the year is classified as a current liability.

Note 14. Acquisition of Joint Venture:

 In fiscal year 1997, the Company acquired the remaining 50% share of the Kobayashi-Block Company Ltd. joint venture. Previously, the Company's investment in the joint venture was accounted for under the equity method, with the investment classified as an other asset in the balance sheet. For the year ended March 31, 1997 sales for the wholly-owned subsidary were $99,277,000. In fiscal year 1996, the equity in the net income of the joint venture, which was recorded in interest, dividends and other income, was $4,111,000.

Note 15. Product Segments:

 The Company develops, manufactures and sells products classified into two segments. The dental segment includes products used for cleansing and retention of dentures, toothpastes, toothbrushes and other products for general dental care. The consumer product segment consists of a variety of household cleaning products, over-the-counter products including anti-gas preparations, headache powders, sleep-aid tablets, digestive aids, diaper rash ointments and medicated shampoos.

 The following table presents information concerning the Company's continuing operations by product segment and geographic area for the years ended March 31, 1997, 1996 and 1995.
PRODUCT SEGMENTS                           1997           1996          1995
                                                     (in thousands)
 Net Sales:
   Dental                              $  621,103       $495,798      $440,531
   Consumer Products and other            241,368        219,444       180,608
   Consolidated net sales              $  862,471       $715,242      $621,139

 Operating Income:
   Dental                              $   28,987       $ 60,170      $ 58,742
   Consumer Products and other             18,286         31,623        19,929

   Total operating income                  47,273         91,793        78,671
   General corporate expenses             (36,456)       (26,292)      (20,801)
   Consolidated income before
     income taxes                      $   10,817       $ 65,501      $ 57,870

 Assets:
   Dental                              $  475,176       $376,988      $333,188
   Consumer Products and other            286,252        302,466       228,035

   Total identifiable assets              761,428        679,454       561,223
   General corporate assets               253,495        249,663       310,097
   Consolidated assets                 $1,014,923       $929,117      $871,320

 Depreciation and Amortization:
   Dental                              $   13,647       $ 13,389      $  9,951
   Consumer Products and other             10,982          8,081         7,120
   Consolidated depreciation and
     amortization                      $   24,629       $ 21,470      $ 17,071

 Capital Expenditures:
   Dental                              $   33,565       $ 23,406      $ 22,234
   Consumer Products and other             11,853          9,287        12,308
   Consolidated capital expenditures   $   45,418       $ 32,693      $ 34,542

GEOGRAPHIC AREA
 Net Sales:
   United States                       $  347,523       $334,614      $291,313
   Europe                                 295,774        285,245       242,424
   Asia/Pacific                           121,931         19,784        16,763
   Other                                   97,243         75,599        70,639
   Consolidated net sales              $  862,471       $715,242      $621,139

 Operating income:
   United States                       $   31,317       $ 45,564      $ 36,022
   Europe                                  24,173         32,834        29,932
   Asia/Pacific                             7,235         (1,044)         (181)
   Other                                  (15,452)        14,439        12,898
   Total operating income                  47,273         91,793        78,671
   General corporate expenses             (36,456)      $(26,292)      (20,801)
   Consolidated income before
     income taxes                      $   10,817       $ 65,501      $ 57,870

 Assets:
   United States                       $  377,667       $361,543      $314,149
   Europe                                 307,113        270,641       212,830
   Asia/Pacific                            43,231          9,191         8,892
   Other                                   33,417         38,079        25,352
   Total identifiable assets              761,428        679,454       561,223
   General corporate assets               253,495        249,663       310,097
   Consolidated assets                 $1,014,923       $929,117      $871,320

 General corporate expenses consist of administrative expenses, translation losses relating to highly inflationary countries and interest less investment income. General corporate assets consist principally of marketable and long-term securities. 1996 and 1995 amounts are reclassified to conform to 1997 presentation.

QUARTERLY FINANCIAL INFORMATION
(Unaudited)

 The following is a tabulation of quarterly results of operations for the years ended March 31, 1997 and 1996 (in thousands, except per share amounts):

                                        Fiscal 1997 Quarters
                          First        Second        Third         Fourth

Net sales            $205,507,000  $203,523,000  $216,409,000  $237,032,000
Gross profit          140,999,000   139,996,000   145,074,000   157,068,000
Income (Loss)
   from Continuing
   Operations Before
   Income Taxes        21,990,000    21,401,000    19,152,000   (51,726,000)(2)
Net Income (Loss)      15,415,000    15,262,000    16,230,000   (38,300,000)(2)
Earnings per share of
   Common Stock
   From Continuing
   Operations(1)            $0.72        $0.71          $0.76        ($1.79)(2)


                                        Fiscal 1996 Quarters
                          First        Second        Third         Fourth

Net sales            $178,810,000  $172,234,000  $174,351,000  $189,847,000
Gross profit          123,130,000   113,573,000   116,261,000   127,496,000
Income from
   Continuing
   Operations
   Before Income
   Taxes               17,926,000   16,178,000     17,412,000    13,985,000
Income from
   Continuing
   Operations          14,248,000   12,899,000     13,087,000    13,469,000
Income (Loss)
   from Discontinued
   Operations          43,088,000      (79,000)    (1,241,000)   (6,791,000)
Net Income             57,336,000   12,820,000     11,846,000     6,678,000
Earnings per share
   of Common Stock
   From Continuing
   Operations(1)           $0.69         $0.62          $0.63         $0.64
Earnings per share
   of Common stock
   From Discontinued
   Operations(1)           $2.07         $0.00         ($0.06)       ($0.33)

(1) Restated to reflect the three percent stock dividends (see Note 10).

(2) The fourth quarter of fiscal 1997 includes a provision for manufacturing restructuring and re-engineering costs of $72,450,000 ($55,687,000 or $2.60 per share, after tax).

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

                                      PART III

Item 10. Directors and Executive Officers of the Registrant:

     (a) Directors of the Registrant

         The following is a list of each director of the Company, the date their present terms of office will expire and all other positions presently held with the Company:

Name                 Age    Date Term Expires      Other Positions Held
                                                 (or principal occupation)


Leonard Block        85          6/98         Senior Chairman of the Board*

James A. Block       60          6/98         Chairman of the Board*

Thomas R. Block      52          6/98         President and Treasurer* **

Donald H. LeSieur    61          6/98         Executive Vice President and
                                              President, International Division
Michael C. Alfano,
D.M.D., Ph.D.        49          6/98         Senior Vice President, Research
                                              and Technology

Peter M. Block       30          6/98         President, European Division

Alfred E. Brown,
Ph.D.                80          6/98         Director of Scientific
                                              Affairs** Celanese
                                              Corporation (Retired)

Peggy Danziger       57          6/98         Private Investor

William T. Golden    87          6/98         Corporate Director and
                                              Trustee**

Melvin Kopp          67          6/98         Senior Vice President and
                                              Chief Financial Officer

Peter Mann           55          6/98         President, U.S. Division

John E. Peters       55          6/98         Senior Vice President, General
                                              Counsel and Secretary

Peter J. Repetti     79          6/98         Member, Fulbright & Jaworski
                                              L.L.P. (Retired)

Susan B. Stearns     52          6/97         Private Investor

Mary C. Tanner       47          6/98         Managing Director, Lehman
                                              Brothers

 * Member of the Executive Committee
** Member of the Audit Committee

        The following family relationships exist among the Directors of the
Company: Leonard Block is the father of Thomas R. Block and Peggy Danziger, the uncle of James A. Block and great uncle of Peter M. Block. James A. Block is the father of Peter M. Block. Thomas R. Block and Peggy Danziger are brother and sister and are first cousins of James A. Block and second cousins of Peter M. Block.

        Each director of the Company has been employed by the Company for the past five years except for (i) William T. Golden who is a director and trustee of Verde Exploration Ltd, (ii) Alfred E. Brown, Ph.D., formerly Director, Scientific Affairs, Celanese Corporation, now retired, (iii) Peter J. Repetti who is an attorney and a retired member of the New York law firm of Fulbright & Jaworski L.L.P., (iv) Peggy Danziger who is a private investor, and
(v) Mary C. Tanner, a Managing Director of Lehman Brothers.

        All Directors have served as Directors for a period in excess of five
(5) years, except for Peter C. Mann, President of the Company's U.S. Division, and Mary C. Tanner, who were elected in fiscal 1996, and Peter M. Block, who was elected in fiscal 1998.

        None of the Directors serve on the Boards of Directors of any other public corporation, except for William T. Golden who serves on the Board of Directors of Verde Exploration Ltd.

        On October 31, 1977, Leonard Block and James A. Block executed a document setting forth their mutual intent concerning the representation of the Melvin Block family group and the Leonard Block family group on the Board of Directors of the Company. Melvin Block (deceased) is the father of James A. Block and brother of Leonard Block. They stated their intention as shareholders and not as directors to maintain equal representation of the Melvin Block family group and the Leonard Block family group on the Board of Directors. They further stated their awareness that the sentiments expressed in the letter did not constitute a binding agreement between them and that all actions taken in the future by them in whatever capacity to elect directors must and would be those which, in their judgment, would be in the best interest of the Company. At present, the Melvin Block family group has three (3) representatives on the Board of Directors: James A. Block, Peter M. Block, and Peter J. Repetti (attorney); and the Leonard Block family group has three
(3) representatives on the Board of Directors: Leonard Block, Thomas Block, and Peggy Danziger.

        (b) Executive Officers of the Registrant

        The following is a list of each executive officer of the Company, the date his present term of office will expire, and all other positions presently held with the Company:

Name                Age      Date of     Date Term     Positions
                           Appointment    Expires

Leonard N. Block    85       10/88       6/98  Senior Chairman of
                                                  the Board*

James A. Block      60       10/88       6/98   Chairman of the Board*

Thomas R. Block     52       10/88       6/98   President and Treasurer*

Donald H. LeSieur   61       10/88       6/98   Executive Vice President
                                                  and President,
                                                  International Division*(2)

Michael C. Alfano,
D.M.D., Ph.D.       49        5/87       6/98   Senior Vice President,
                                                Research and Technology (1)(2)

Peter M. Block      30        5/97       6/98   President, European
                                                  Division

Melvin Kopp         67       10/72       6/98   Senior Vice President
                                                  and Chief Financial
                                                  Officer (1)(2)

Peter C. Mann       55       11/79       6/98   President, U.S. Division (1)(2)

John E. Peters      55       12/78       6/98   Senior Vice President,
                                                  General Counsel and
                                                  Secretary (1)(2)

Gilbert Seymann     58        5/84       6/98   Senior Vice President,
                                                  Operations (1)(2)

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

 *  Member - Office of the Chief Executive
(1) Consultant - Office of the Chief Executive
(2) Covered under the Change in Control Agreement described in Item 13.

        Michael C. Alfano, D.M.D., Ph.D., Senior Vice President - Director Research and Technology, is responsible for all research, development and quality assurance activities of the Company.

        Peter M, Block is President, European Division, a Consultant to the Office of the Chief Executive, and is responsible for supervision of the Managing Directors of the Company's European businesses.

        Melvin Kopp, Senior Vice President, is the Chief Financial Officer of the Company.

        Peter C. Mann, President, U.S. Division, is responsible for all domestic marketing, sales and corporate development.

        John E. Peters, Senior Vice President, General Counsel and Secretary, is the Chief Legal Officer of the Company.

        Gilbert Seymann, Senior Vice President - Operations, is responsible for manufacturing and corporate engineering.

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

Item 11.    Executive Compensation
                                                                          Long Term Compensation

                                 Annual Compensation                  Awards            Payouts

                                               Other      Restricted                      All
                                               Annual       Stock    Options  LTIP        Other
Name and Principal    Fiscal  Salary   Bonus   Compen      Award(s) /SARs    Payouts Compensation
Position               Year     $        $     sation ($)    ($)     ($)      ($)         ($)

Leonard Block (1)       1997  375,768  165,000    *          *       *        *         35,144
Senior Chairman of      1996  362,347  136,500                                          34,950
 the Board              1995  357,469   89,500                                          34,537

James A. Block (2)      1997  346,345  167,500    *           *       *        *        10,500
 Chairman of the        1996  336,252  119,600                                           9,449
 Board                  1995  327,948   88,900                                           9,099

Thomas R. Block (2)     1997  346,345  168,400    *           *       *        *         7,181
 President and          1996  336,252  125,400                                           6,702
 Treasurer              1995  327,948   92,000                                           6,641

Donald H. LeSieur (4)   1997  402,369  405,400    *           *       *        _        13,560
 Executive              1996  393,248  243,800                                          13,074
 Vice President,        1995  342,288  148,100                               122,031     9,981
 Pres.  International
 Division

Peter C. Mann           1997  309,992  175,700    *           *       *       14,905     7,549
 President, U.S.        1996  297,300  184,600                                92,986     6,687
 Division               1995  258,638   94,500                                78,941     6,269

*None to be reported

(1) On January 1, 1981, the Company entered into an Employment Agreement with Leonard N. Block, which was amended to run through April 30, 2007. The agreement provides for a minimum annual base salary of $209,242.00, which will be adjusted in accordance with certain economic factors. Mr. Block may, for a period not to exceed twenty years, elect to perform his services on a reduced basis at a reduced level of compensation. The agreement provides for payment of an amount (based upon an average of Mr. Block's salary for the three years in which the highest salary was paid) to certain designated beneficiaries for a period not to exceed twenty years. Leonard Block has been employed by the Company since 1933.

(2) On September 1, 1984, the Company entered into an Employment Agreement with James A. Block, which was amended to run through April 30, 2007. The agreement provides for a minimum annual base salary of $164,792.00, which will be adjusted in accordance with certain economic factors. The terms of this employment agreement are substantially identical to the above described employment agreement with Leonard Block. James A. Block has been employed by the Company since 1959.

(3) On May 1, 1987, the Company entered into an Employment Agreement with Thomas R. Block, which was amended to run through April 30, 2007. Pursuant to the agreement, Thomas R. Block's annual base salary is to be no less than $234,451.00, which will be adjusted in accordance with certain economic factors. The terms of this employment agreement are substantially identical to the above described employment agreement with Leonard Block. Thomas R. Block has been employed by the Company since 1968.

(4) The Company entered into an Employment Agreement, effective July 1, 1997, with Donald H. LeSieur for a minimum of one and a maximum of three and one-half years whereby Mr. LeSieur will reduce his time commitment to the Company but will work for the Company for a minimum of 125 days in each calendar year. Mr. LeSieur's compensation for each day of service will be equivalent to the daily cost to the Company if he continued as a full-time employee. His compensation will be adjusted annually in accordance with the Company's salary administration policy. Mr. LeSieur's deferred compensation, pension, and other benefits will be calculated as though he was a full-time employee earning his gross salary ($430,718) as of June 30, 1997, as adjusted ("Adjusted Salary"). Mr. LeSieur will receive deferred compensation equal to one-third of his average annual Adjusted Salary for three years prior to his termination, which compensation vests at the rate of 1 1/4% per quarter, except that such compensation will become 100% vested if termination occurs due to death or disability. Such payment shall continue for a maximum of 13 1/2 years. Should termination occur by Company action other than for cause, a further payment equal to one-half his annual Adjusted Salary, as of the date of termination, shall be paid for a maximum of five years or until his 65th birthday, whichever first occurs. Donald H. LeSieur has been employed by the Company since 1973.

     During calendar year 1996, the director's annual fee was $8,500 and remains unchanged for calendar year 1997. Executive officers who are directors receive no director's, attendance, audit committee or compensation committee fees. During calendar year 1996, six directors each received attendance fees of $950 per meeting. The fee of $950 per meeting was increased to $1,050 for calendar year 1997. During the calendar year 1996, two directors each received audit committee attendance fees of $900. The fee of $900 per meeting remains unchanged for calendar 1997. During the calendar year 1996, two directors each received compensation committee attendance fees of $450. The fee of $450 per meeting remains unchanged for calendar 1997. The total includes payments of $8,500 made to each of seven directors, including three payments to each of seven such directors of $2,125, in calendar year 1996 and one payment of $2,125 to each of seven such directors during the first quarter of calendar year 1997. This total further includes an aggregate of $20,450 paid to six directors as director's attendance fees, an aggregate of $7,200 paid to two directors as audit committee member fees, and an aggregate of $3,600 paid to two directors as compensation committee member fees.

     The Company maintains defined benefit pension plans under which annual costs are actuarially computed based on the overall assets in these plans and the actuary's estimates of the present value of overall benefits. The following table sets forth benefits that will be received under these plans based on the participants' final average compensation and years of service:

                                  1997 Table of
                         Annual Pension Benefits by Final
                 Average Compensation and Service Classifications

                           Years of Service at Age 65
Final Average
Compensation          10           20           30          40

$ 50,000         $ 5,251.80   $10,503.60   $15,755.40   $22,506.00
 100,000          12,600.00    25,200.00    37,800.00    52,000.00
 150,000          20,100.00    40,200.00    60,300.00    82,000.00
 200,000          27,600.00    55,200.00    82,800.00   112,000.00
 250,000          35,100.00    70,200.00   105,300.00   125,000.00*
 300,000          42,600.00    85,200.00   125,000.00*  125,000.00*
 350,000          50,100.00   100,200.00   125,000.00*  125,000.00*

* Maximum permissible benefit under IRC Sec. 415, effective January 1, 1997.

     The Company's domestic pension expense for the fiscal years ended March 31, 1997 and 1996 was $2,565,431 and $2,745,938, respectively. The plans are in a fully funded status, and accordingly, the Company's financial statements do not reflect a domestic pension funding contribution for the fiscal year ended March 31, 1997.

     The remuneration covered by these plans is the total regular salary excluding any bonuses, overtime or other special compensation.

     Benefits payable from these plans are based on the Final Average Compensation for the 60 highest consecutive months of the last 120 months of employment, the years of service as a member of these plans and the primary Federal Social Security Benefit.

     With respect to the figures of the table on page 34, the accrual of pension benefits is estimated using only the individual's base salary. The base salaries used for the estimation of pension benefits for the individuals listed in the table are: James A. Block ($343,702.23); Thomas R. Block ($343,702.23); Donald H. LeSieur ($399,539.41); and Peter C. Mann
($306,530.74). Leonard Block reached age 65 in December, 1976. In accordance with the terms of this plan he elected to receive a lump sum benefit. The actuarial equivalent of his pension at that time as adjusted through December 31, 1980 was segregated into a separate account. No additional benefits have accrued for Leonard Block since December 31, 1980. Upon retirement or death the balance in the segregated account will be distributed to him or his designated beneficiaries subject to limitations set forth in the provisions of
Section 415 of the Internal Revenue Code.

     As of March 31, 1997, the five (5) employees described in Item 10 had the following credited years of service in these plans: Leonard Block, 48 years; James A. Block, 35 years; Thomas R. Block, 27 years; Donald H. LeSieur,
23 years; and Peter C. Mann, 24 years.

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

    Under this plan, units (the value of which is based on a formula, the key component of which is a multiple of earnings per share of Class A Common Stock) may be awarded from time to time to employees by the Committee administering this plan. The participant (or beneficiary in the case of death) will be entitled to receive, subject to certain conditions, an amount reflecting the maximum appreciation in value of such units (as determined under this plan) between the date of the award and the dates provided in this plan for valuing units. As of March 31, 1997, the units were valued at $99.80.

    The total number of units which may be credited to all participants in this plan at any one time, exclusive of units awarded to former employees, cannot exceed five percent of the total number of the then outstanding shares of all classes of Common Stock.

    As of March 31, 1997, a total of 320,282 units had been awarded having an average value of $90.13 per unit. Of those 320,282 units, 75,834 units at an average value of $95.37 per unit were awarded during the past fiscal year. During fiscal year 1997, the following units were awarded to executives:
3,189 units at $96.90 per unit and 436 units at $96.50 per unit to Peter C. Mann.

    During the year ended March 31, 1997, $1,108,543 was paid in lump sum payments to the participants in the Special Stock Unit plan.

                 Long-Term Incentive Plans - Awards In Last Fiscal Year

Estimated Future Payouts Under Non-Stock
Price-Based Plans
                                 Performance or
Name            No. of Shares,    Other Period        *         **
                Units or Other   Until Maturity   Threshold   Target   Maximum
                   Rights          or  Payout        ($)        ($)      ($)

Peter C. Mann       3,285            5 Years         941      189,000     -
                      436                             72       26,000


    *  Minimum value as of March 31, 1997
    ** Projected value at maturity, based on assumed 10% annual compounded
       Earnings Per Share increase over the five-year period from inception of the award to maturity.
       Note:  See accompanying description of Plan above.

Item 12.     Securities Ownership of Certain Beneficial Owners and Management

    (a) Securities ownership of certain beneficial owners:

        The following table sets forth, as of June 3, 1997, each person who owns of record, or is known by the Company to beneficially own more than 5% of the outstanding Class B Common Stock of the Company, which stock is the only class of voting securities of the Company.

                      Name and Address            Amount and Nature
Title of Class       of Beneficial Owner            of Beneficial      Percent
                                                        Ownership      of Class

Class B Common  Leonard Block, Representative        3,967,766 (1)       50%
                Leonard Block Family Shareholders
                Agreement dated April 18, 1991
                257 Cornelison Avenue
                Jersey City, N.J. 07302-9988

Class B Common  James A. Block, Trustee              3,967,766(2)        50%
                Voting Trust Agreement
                dated January 11, 1990
                257 Cornelison Avenue
                Jersey City, N.J. 07302-9988

        (1) Pursuant to a shareholders' agreement, dated April 18, 1991, Leonard Block has sole voting power with respect to these shares. The following shares are all subject to the shareholders' agreement beneficially owned by the Leonard Block Trust, the Thomas Block Trust and the Peggy Danziger Trust, respectively, 396,986; 1,785,390; and 1,785,390.

        (2) James A. Block has sole voting power with respect to these shares as a result of a voting trust agreement entered into as of January 11, 1990. The voting trust agreement grants the trustee the power to vote the shares which are subject to the agreement. The voting trust agreement is for a 21 year term. James A. Block is a co-trustee of the trusts which are parties to the voting trust agreement and pursuant to these trusts, James A. Block has sole investment power with respect to these shares. James A. Block disclaims beneficial ownership to all 1,983,883 shares held in trust for the benefit of Susan B. Stearns.

    (b) Securities ownership of management:

        The following table sets forth, as of June 3, 1997, the securities ownership of all directors, naming them, and all Directors and Officers of the Company, as a group, without naming them:

                           BLOCK DRUG COMPANY, INC.
                           SECURITIES BENEFICIALLY OWNED

                           Class A Common Stock Benefically Owned         Class B Common
                                                                         Stock Benefically
                                                                              Owned
Name of Beneficial    No Shared     Shared
     Owner           Investment   Investment    401-K     Percentage
                       Power         Power      Plan         Owned
                                               Holdings
Leonard Block        1,110,531         -         932           9%        3,967,766 - 50%
(1) (4) (5)

James A. Block       2,505,649         -       1,878          14%        3,967,766 - 50%
(2) (3)

Thomas Block           143,105     2,238,552   1,242          17%                  -

Donald H. LeSieur          106           530   1,912           -                   -

Michael C. Alfano         -            -       1,521           -                   -

Peter M. Block (2)   1,237,762         -         274           5%                  -

Alfred E. Brown (6)      1,336         -          -            -                   -

Peggy Danziger         194,184     1,298,956      -           10%                  -
(5) (8)

William T. Golden        6,220        13,986      -            -                   -

Melvin Kopp              2,145         -          -            -                   -

Peter C. Mann              842           106   1,674           -                   -

John E. Peters            -            2,090   1,421           -                   -

Peter J. Repetti (7)       264         -          -            -                   -

Gilbert M. Seymann       1,151         -       1,318           -                   -

Susan B. Stearns          -            -          -            -                   -
(2) (3)

Mary C. Tanner            -            -          -            -                   -

    As of June 3, 1997, all directors and officers as a group owned 54% of the Company's Class A Common Stock. The number of shareholders of Class A Common Stock is 507.

   (1) Leonard Block owns 343,723 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner of but disclaims ownership of:
       762,682 shares owned by Adlen Corporation, of which Leonard Block is the sole shareholder; 4,126 shares owned by Adele Block, his wife.

   (2) James A. Block owns 116 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner of: 173,241 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Peter and Valerie Block, his children) and has sole investment powers with respect to the shares held by such trust; 1,064,449 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Susan B. Stearns, his sister, and Peter and Valerie Block, his children). James A. Block has sole investment powers with respect to the shares held by such trust. For the purpose of reporting shares for which a beneficial owner has no shared investment power in the tabular presentation on page 40, all 1,237,690 shares of these two trust have been included in the total number of shares reported for both James A. Block and Peter Block, and as a result such shares have been reported twice; and 1,267,843 shares owned by two trusts for the benefit of Susan B. Stearns of which James A. Block is the co-trustee (with Susan
       B. Stearns) and has sole investment powers with respect to the shares held by such trusts. James A. Block disclaims ownership to all 1,267,843 Class A shares and 1,983,883 Class B shares owned by the trusts for the benefit of Susan B. Stearns of which he is a trustee or co-trustee. In computing the percentage of Class A shares owned by a beneficial owner, 618,845 shares (representing one-half of the total shares owned by the two trusts in which Peter Block is a co-trustee with James A. Block) were allocated to James A. Block and 618,845 shares were allocated to Peter Block. The impact of this treatment of these shares on the percentage reported for James A. Block and Peter Block is negligible. In computing the aggregate number of shares owned by directors and officers as a group, the 1,237,690 shares owned by these two trusts were counted only once.

   (3) James A. Block has sole voting power with respect to the Class B shares as a result of voting trust agreement entered into as of January 11, 1990. The voting trust agreement grants the trustee the power to vote the shares which are subject to the agreement. The voting trust agreement is for a 21 year term. James A. Block is a co-trustee of the trusts which are parties to the voting trust agreement and pursuant to these trusts, James A. Block has sole investment power with respect to the Class B shares. James A. Block disclaims beneficial ownership to all 1,983,883 shares held in trust for the benefit of Susan B. Stearns.

   (4) Thomas Block owns 80,345 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner but disclaims ownership of: 23,870 shares owned by Marilyn Friedman, his wife; 38,890 shares held by Marilyn Friedman, as Custodian under the New York State Uniform Gifts to Minors Act for Jonathan Block and Alison Block, the children of Thomas Block; 124,562 shares owned by two trusts for the benefit of Jonathan Block and Alison Block, his children, of which Thomas Block is a co-trustee (with Marilyn Friedman, his wife) and shares investment powers with respect to the shares held by such trusts; 1,859,216 shares owned by a trust for the benefit of Thomas Block of which Thomas Block is a co-trustee (with Adele Block, his mother, and Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trust; 254,774 shares owned by four trusts of which Thomas Block is a co-trustee (with Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trusts; for the purposes of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 38, all 254,774 shares of these four trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger,

Item 12. Securities Ownership of Certain Beneficial Owners and Management
(Cont'd)
       and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 127,387 shares (representing one-half of the total shares owned by the four trusts) were allocated to Thomas Block and 127,387 shares were allocated to Peggy Danziger. The impact of this treatment of these shares on the percentages reported for Thomas Block and Peggy Danziger is negligible.

       In computing the aggregate number of shares owned by directors and officers as a group, the 254,774 shares owned by these four trusts were counted only once. Thomas Block disclaims ownership of those shares in which he shares investment powers with Peggy Danziger.

   (5) Peggy Danziger owns 194,184 shares; 1,039,998 shares owned by a trust for the benefit of Peggy Danziger of which she is a co-trustee (with Michael Danziger, her son, and Katherine Danziger-Horowitz, her daughter) and of which she shares investment powers with respect to the shares held by such trusts; 254,774 shares owned by four trusts of which Peggy Danziger is a co-trustee (with Thomas Block, her brother) and shares investment powers with respect to the shares held by such trusts; for the purposes of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 38, all 254,774 shares of these four trusts have been included in the total number of shares reported for both such shares Thomas Block and Peggy Danziger, and as a result such shares have been reported twice; and all 4,184 shares owned by two testamentary trusts of which Richard Danziger, her husband, is a co-trustee with another party having shared investment powers with respect to the shares held by such trusts. In computing the percentage of Class A shares owned by a beneficial owner, 127,387 shares (representing one-half of the total shares owned by the four trusts in which Peggy Danziger is a co-trustee with Thomas Block) were allocated to Thomas Block and 127,387 shares were allocated to Peggy Danziger. The impact of this treatment of these shares on the percentages reported for Thomas Block and Peggy Danziger is negligible. In computing the aggregate number of shares owned by directors and officers as a group, the 254,774 shares owned by these four trusts were counted only once.

       Peggy Danziger disclaims beneficial ownership of one-half of the shares for which she is co-trustee.

   (6) Alfred E. Brown disclaims beneficial ownership to all 1,336 shares owned by his wife.

   (7) Peter J. Repetti disclaims beneficial ownership to 264 shares owned by his wife.

   (8) Peggy Danziger disclaims beneficial ownership to all 4,184 shares of which Richard M. Danziger, her husband is co-trustee with a third party.

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

   Effective May 1, 1997, the Company entered into the following agreements with Melvin Kopp, (i) a revised Consulting Agreement which expires on February 28, 2005. Under this agreement, Mr. Kopp, now retired, will continue to provide the Company with his services for a minimum of one hundred days annually. Mr. Kopp's compensation for each day of service as a Consultant will be equivalent to the daily cost to the Company if he continued as an employee after his retirement in 1995. His compensation will be adjusted annually in accordance with the Company's salary administration policy, (ii) a Change in Control Agreement (CIC) which mirrors the provisions of the CICs entered into with key executives of the Company, and (iii) a Deferred Compensation Agreement, the provisions of which mirror the terms of the Company's Special Stock Unit Plan.

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

   On January 26, 1994, the Company entered into an agreement with Peter Mann, President, U.S. Division, under which the minimum value of the 1991 special stock unit award to Mr. Mann, and only the 1991 special stock unit award, under the Company's Special Stock Unit Plan would, subject to the vesting rules under the Plan, be guaranteed to be no less than $83.30 per special stock unit.

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

Compensation Committee Interlocks and Insider Participation

   The Company does not have a Compensation and Benefits Committee which determines the compensation of its Executive Officers. The Company utilizes the services of independent expert compensation consultants to evaluate the total compensation of the Company's Executive Officers. The consultants' recommendations are submitted to the members of Office of the Chief Executive for consideration. During fiscal year 1997, Leonard Block, James A. Block, Thomas R. Block and Donald H. LeSieur were members of the Office of the Chief Executive.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as a part of this report:

         1.     Financial Statements and Supplementary Data:

                Report of Independent Accountants

                Consolidated Balance Sheets - March 3l, 1997 and 1996,

                Consolidated Statements of Income and Retained Earnings for the Years ended March 3l, 1997, 1996 and 1995,

                Consolidated Statements of Cash Flows for the Years ended March 3l, 1997, 1996 and 1995,

                Notes to Consolidated Financial Statements

                Supplementary Data:

                Selected quarterly data for the two years ended March 3l, 1997.

         2.     Additional Financial Statement Data:

                Supplemental Auditors' Reports

         3.     Financial Statement Schedule:  II

                Schedules other than those listed above are omitted because they are not required or not applicable.

         4.     Exhibits:  The Exhibits Index is on page 53.

         (b) Reports on Form 8-K.

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

To the Board of Directors of
STAFFORD-MILLER CONTINENTAL N.V.
Nijverheidsstraat 9

2260 OEVEL-WESTERLO



Dear Sirs,

We have audited the accompanying balance sheets of Stafford-Miller Continental N.V. as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Stafford-Miller Continental N.V. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.




Ernst & Young

J. Englishstraat 54
2140 Borgerhout (Antwerpen)

April 9, 1997

REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Stafford-Miller Nederland B.V.

We have audited the accompanying balance sheets of Stafford-Miller Nederland B.V. at December 31, 1996 and 1995, and the statements of income and retained earnings and cash flows for the years 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Stafford-Miller Nederland B.V. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years 1996, 1995 and 1994 in conformity with accounting principles generally accepted in the United States of America.

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

February 12, 1997

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Stafford-Miller S.r.l.

We have audited the accompanying balance sheets of Stafford Miller S.r.l. as of December 31, 1996 and 1995 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stafford Miller S.r.l. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information for the year ending December 31, 1996, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                   Reconta Ernst & Young
                                   Via Torino 68
                                   20123 Milano

February 12, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders and the Board of Directors
Block Drug Co. (Philippines) Inc.

We have audited the accompanying balance sheets of Block Drug Co. (Philippines) Inc. (a wholly owned subsidiary of Block Drug Company, Inc.) as of December 31, 1996 and 1995, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31,1996.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Co. (Philippines), Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31,1996, in conformity with United States generally accepted accounting principles.

Our audits have been made primarily for the purpose of expressing an opinion on the basic financial statements taken as a whole. The supplementary information accompanying the financial statements is not necessary for the fair presentation of the financial position, results of operations, and cash flows of Block Drug Co. (Philippines), Inc., in conformity with generally accepted accounting principles. The supplementary information is presented only for purposes of additional analysis. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statments and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                   Sycip, Gorres,Velayo & Co.
                                   PTR No. 8886537

                                   Makati City


Makati City
January 31, 1997

REPORT OF INDEPENDENT AUDITORS

The Management
Block Drug Company, Inc.

Ratingen Branch

We have audited the accompanying balance sheets of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1997 and 1996 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Branch's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with accounting principles generally accepted in the United States of America.

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

                                Ernst & Young GmbH
                                Wirtschaftsprufungsgesellschaft

                                Hans Dingler         Reinhard Beyer
                                Wirtschaftsprufer    Wirtschaftsprufer
                                (Independent Public  (Independent Public
                                    Accountant)          Accountant)

Dusseldorf,
April 23, 1997

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Laboratoires Stafford-Miller, S.A.R.L.

We have audited the accompanying balance sheets of Laboratoires Stafford-Miller, S.A.R.L. (the Company) at December 31, 1996 and 1995, and the related statements of income and retained earnings and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Laboratoires Stafford-Miller, S.A.R.L. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in the United
States of America.

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


ERNST & YOUNG Entrepreneurs
Department d'E&Y Audit


Christian Colineau

February 10, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

Buenos Aires, February 7, 1997

The Board of Directors of
Stafford Miller Argentina S.A.

In our opinion, the accompanying balance sheets of Stafford Miller Argentina S.A. at December 31, 1996 and 1995 and the related statements of income and retained earnings and of cash flows for those years, expressed in historical pesos, are presented fairly, in all material respects, for purposes of consolidation on the bases described in Note 1. Our audits of the financial statements expressed in historical pesos were made in conjunction with our audits of the restated local currency statutory financial statements.

These financial statements are the responsibility of Stafford Miller Argentina S.A. management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

We have also audited the restated local currency financial statements of Stafford Miller Argentina S.A. for the years ended December 31, 1996 and 1995, not submitted herewith, prepared on the basis of accounting principles generally accepted in Argentina. An unqualified report will be issued once the financial statements at December 31, 1996 are approved by the Company's Board of Directors. On April 30, 1996 we issued our unqualified report on the financial statements at December 31, 1995.

The financial statements of Stafford Miller Argentina S.A. for the year ended December 31, 1994, submitted herewith, were audited by other independent accountants whose report dated February 6, 1995 expressed an unqualified opinion on those statements.

Because of the limited purpose of the financial statements expressed in historical pesos, this report is intended solely for the use of management of Stafford Miller Argentina S.A. and Block Drug Company, Inc.



PRICE WATERHOUSE & CO.

by                            (Partner)
      Dr. Osyaldo H. Bort

Schedule II

            BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

                Valuation and Qualifying Accounts

            Years Ended March 31, 1997, 1996 and 1995

                                           Additions
                               Balance at  Charged to
                               Beginning   Costs and               Balance at
       Description             of Period   Expenses    Deductions  End of Period

1997

Allowances for discounts,
doubtful accounts and
returns                        $4,188,000 $27,867,000  $27,551,000    $4,504,000

1996

Allowances for discounts,
doubtful accounts and
returns                        $3,222,000 $23,645,000  $22,679,000    $4,188,000

1995

Allowances for discounts,
doubtful accounts and
returns                        $2,709,000 $38,826,000  $38,313,000    $3,222,000


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

Block Drug Company, Inc.                     New Jersey
Stafford-Miller International, Inc.          New Jersey
Reedco, Inc.                                 Delaware
Dentco, Inc.                                 Delaware
Block Drug Corporation                       New Jersey
Block Austria Gmbh                           Austria
Block Uruguay, S.A.                          Uruguay
Block Drug Company (Canada) Limited          Ontario, Canada
Block Drug Company (Japan), Inc.             Japan
Block Drug Company (Philippines), Inc.       Manila, Philippines
Block Drug Company (Thailand) Limited        Thailand
Block Drug Company (Korea) Limited           Korea
The Guangzhou Representative Office of       China
    Block Drug Company, Inc. (China)
Laboratoires Stafford-Miller S.A.R.L. (a)    France
Stafford Miller Argentina S.A.               Argentina
Stafford-Miller (Canada) Inc. (b)            Ontario, Canada
Stafford-Miller Chile Limitada               Santiago, Chile
Stafford-Miller Continental, NV-SA           Belgium
Stafford-Miller de Espana, S.A.              Spain
Stafford-Miller de Mexico, S.A. de C.V.      Mexico
Stafford-Miller Industria Ltda.              Brazil
Stafford-Miller Foreign Sales Corporation    St. Thomas, Virgin Islands
Stafford-Miller (Ireland) Limited            Ireland
Stafford-Miller (Japan) Limited              Japan
Stafford-Miller Limited                      Great Britain
Stafford-Miller Nederland B.V.               Netherlands
Stafford-Miller (N.Z.) Limited               New Zealand
Stafford-Miller (Portugal)                   Portugal
    Quimico-Farmaceutica, Lda.
Stafford-Miller RE Limited (b)               Great Britain
Stafford-Miller S.r.l.                       Italy
Stafford-Miller Scandinavia Aktiebolag       Sweden


(a)  Wholly-owned subsidiary of Stafford-Miller Continental, NV-SA.

(b)  Wholly-owned subsidiary of Stafford-Miller (Ireland) Limited.

                               SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of June, 1997.

                                          BLOCK DRUG COMPANY, INC.
                                                (Registrant)
                                                 MELVIN KOPP
                            BY                   Melvin Kopp
                                Senior Vice President & Chief Financial Officer

    Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of June, 1997.

Principal Executive Officer:

       LEONARD N. BLOCK
       Leonard N. Block
       Senior Chairman

Principal Financial and Accounting Officer:

       MELVIN KOPP
       Melvin Kopp

Senior Vice President & Chief Financial Officer

Directors:

       LEONARD N. BLOCK                                 JAMES A. BLOCK
       Leonard N. Block                                 James A. Block

       THOMAS R. BLOCK                                  PETER M. BLOCK
       Thomas R. Block                                  Peter M. Block

       PEGGY DANZIGER                                   MELVIN KOPP
       Peggy Danziger                                   Melvin Kopp

       DONALD H. LESIEUR                                PETER J. REPETTI
       Donald H. LeSieur                                Peter J. Repetti

       ALFRED E. BROWN, PH.D                            JOHN E. PETERS
       Alfred E. Brown, Ph.D.                           John E. Peters

       MICHAEL C. ALFANO, D.M.D., PH.D.                 WILLIAM T. GOLDEN
       Michael C. Alfano, D.M.D., Ph.D.                 William T. Golden

       PETER C. MANN                                    MARY C. TANNER
       Peter C. Mann                                    Mary C. Tanner