Form 10-Q
period 1997-06-30
BLOCK DRUG CO INC
filed 1997-08-11
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                      _________________________________

                               Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
      June 30, 1997


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

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


_____Class______________                Outstanding_at_June 30,_1997
Common Stock - Class A                              13,553,972
Common Stock - Class B                               7,935,532

                       BLOCK DRUG COMPANY, INC.
                          INDEX TO FORM 10-Q
                            JUNE 30, 1997
                     ____________________________




Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - June 30, 1997
     and March 31, 1997                                         2

     Consolidated Statements of Income for the three
     months ended June 30, 1997 and 1996                        3

     Condensed Consolidated Statements of Cash Flows
     for the three months ended June 30, 1997 and               4
     and 1996

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            6


Part II - Other Information                                     7


                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
     ASSETS                                       __06/30/97__   __03/31/97__
     Current Assets:
       Cash                                       $  5,893,000   $ 13,862,000
       Marketable securities,at market              46,388,000     24,923,000
       Accounts receivable, less allowances
       of $4,521,000 (6/30/97) and
        $4,504,000 (3/31/97)                       157,033,000    164,104,000
       Inventories:
        Raw & packaging materials                   46,611,000     44,334,000
        Finished goods                             100,545,000     94,345,000
       Other current assets                         66,859,000     51,508,000
                                                  ------------    -----------
       Total current assets                        423,329,000    393,076,000
                                                  ------------    -----------
     Property, plant and equipment, less
       depreciation of $124,764,000
       (6/30/97) and $122,095,000 (3/31/97)        234,392,000    235,486,000
     Long term securities,at market                220,677,000    225,999,000
     Goodwill and other intangible assets-
      net of amortization                          149,959,000    153,425,000
     Other assets                                    5,281,000      6,937,000
                                                 -------------  -------------
       Total Assets                             $1,033,638,000 $1,014,923,000
                                                 =============  =============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes and bonds payable                    $130,430,000   $118,522,000
       Accounts payable & accrued expenses         173,876,000    167,744,000
       Income taxes payable                         11,410,000     11,612,000
       Dividends payable                             5,030,000      5,026,000
                                                   -----------    -----------
       Total current liabilities                   320,746,000    302,904,000
                                                   -----------    -----------
     Notes and bonds payable                        55,883,000     55,943,000
     Deferred compensation and other liabilities    16,968,000     16,012,000
     Deferred income Taxes                          10,356,000      8,744,000
                                                   -----------    -----------
       Total Liabilities                           403,953,000    383,603,000
                                                   -----------    -----------
     Shareholders' Equity:
       Class A common stock, non-voting, par
       value $.10-15,000,000 shares authorized,
       13,553,972 (6/30/97) and 13,544,460
       (3/31/97) shares issued and outstanding       1,355,000      1,354,000
       Class B common stock par value $.10-
       30,000,000 shares authorized,7,935,532
       shares issued and outstanding                   794,000        794,000
     Capital in excess of par value                249,859,000    249,375,000
     Retained earnings                             387,529,000    377,202,000
     Cumulative foreign currency translation
      adjustment                                   (11,151,000)     2,044,000
     Unrealized holding gain on marketable
      securities                                     1,299,000        551,000
                                                   -----------    -----------
     Total Shareholders' Equity                    629,685,000    631,320,000
                                                -------------- --------------
     Total Liabilities & Shareholders' Equity   $1,033,638,000 $1,014,923,000
                                                ============== ==============

                   See notes to consolidated financial statements.

                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                               THREE_MONTHS_ENDED
                                                   JUNE 30,
                                          __1997_____________1996______
  Revenues:
      Net sales                           $200,206,000   $205,507,000
      Interest, dividends and
       other income                          6,327,000      5,567,000
                                           -----------    -----------
                                           206,533,000    211,074,000
                                           -----------    -----------
  Cost and Expenses:
       Cost of goods Sold                   59,449,000     64,508,000
       Selling, general and
       administrative                      126,298,000    124,576,000
                                           -----------    -----------
                                           185,747,000    189,084,000
                                           -----------    -----------
  Income before taxes                       20,786,000     21,990,000

    Income taxes                             5,405,000      6,575,000
                                           -----------    -----------
  Net Income                               $15,381,000    $15,415,000
                                           ===========    ===========

  Average number of shares outstanding      21,483,816     21,444,291 (1)
                                           ===========    ============

  Net earnings per share                    $      .72     $      .72 (1)
                                           ===========     ===========
  Cash dividends per share of class A
    common stock                            $      .31     $      .29
  Cash dividends per share of class B
    common stock                            $      .1075   $      .10

  (1) Restated to reflect 3% stock dividend.

                   See notes to consolidated financial statements.

                       BLOCK DRUG COMPANY INC. & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           JUNE 30
                                               _____1997_____  _____1996_____
 CASH FLOW FROM OPERATING ACTIVITIES              $6,498,000    ($8,996,000)
                                               --------------   -------------
 CASH FLOW FROM INVESTING ACTIVITIES

   Additions to property, plant & equipment       (7,704,000)   ( 8,183,000)
   Proceeds from sale of building                                 5,200,000
   Proceeds from sales of long-term securities     8,986,000      4,157,000
   Purchases of long-term securities              (4,898,000)   (10,293,000)
   (Increase)decrease in marketable securities   (18,391,000)     5,308,000
   Payments for products acquired                                (4,149,000)
                                                -------------  -------------
Net Cash Used in investing activities            (22,007,000)    (7,960,000)
                                                -------------  -------------
 CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid to shareholders                 (5,054,000)   ( 4,575,000)
   Payments of notes payable                                     (2,628,000)
   Increase in short-term debt                    11,848,000     21,745,000
                                                -------------   ------------
 Net cash provided by financing
 activities                                        6,794,000     14,542,000
                                                -------------   ------------
 Effect of exchange rates on cash                    746,000         48,000
                                                -------------   ------------
 Decrease in cash                                 (7,969,000)    (2,366,000)

 Cash, beginning of period                        13,862,000     16,388,000
                                                ------------   ------------
 Cash, end of period                              $5,893,000   $ 14,022,000
                                                ============   ============

 SUPPLEMENTAL CASH FLOW DATA

 Cash paid during the year:

   Interest                                     $  2,182,400    $ 1,544,700
   Income taxes                                 $  4,001,000    $ 4,836,100



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


       3. During the three months ended June 30, 1997, the Company increased its net borrowings by $ 11,848,000 mainly from lines of credit from various banks bearing interest at variable rates.

           BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results

    Consolidated worldwide net sales of $200.2 million in the first quarter ended June 30, 1997 were lower compared to first quarter sales of the prior year by 2.6%. Foreign sales decreased by 2.7% for the quarter. Excluding the impact of exchange rates foreign sales for the quarter increased 3.1 %.
Domestic sales were lower by 2.4% due to continued competitive pressures in many of our categories particularly Household Products.

    Interest, dividends and other income slightly increased in the quarter compared to the prior year comparable period due primarily to capital gain on sales of securities. Interest income was slightly higher due to change in the investment portfolio.

    The cost of goods sold percent to sales was 29.7% and 31.4% in the first quarter of the current and prior year,respectively. The cost of goods was lower primarily due to improved manufacturing operations and mix of products sold. Selling, general and administrative expenses, most of which are related to advertising and promotional activities, were 63.1% and 60.6% of sales in the first quarter of the current year and prior year, respectively.

    Due to the above factors, income from operations before taxes was 10.4% of sales in the first quarter of the current year and 10.7% in the same period last year.

    The effective income tax rates of 26.0% and 29.9% in the first quarter of the current and prior year, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

Financial Condition

     Cash decreased in the current quarter ended June 30, 1997 from the year-ended March 31, 1997 by $8 million. The decrease resulted primarily from the increase in marketable securities,inventories and other current assets partially offset by increases in accounts payable, short-term debt and a decrease in accounts receivable. The company incurred $2.8 million of restructuring related cash outflows for the quarter.

    In the prior year first quarter ended June 30, 1996 cash decreased by $2.4 million. The decrease resulted primarily from increases in accounts receivable, inventories and other current assets partially offset by increases in accounts payable and short-term debt and a decrease in other assets.

                         PART II. OTHER INFORMATION


Item 6.__________Exhibits and Reports on Form 8K___________

(b)              Reports on Form 8K - there were no reports on
                  Form 8K for the three months ended June 30, 1997.




                     _____SIGNATURES_______

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             __BLOCK_DRUG_COMPANY,_INC.__
                                    (Registrant)


  August 11, 1997                  MELVIN KOPP
________________            ______________________________
    DATE                            Melvin Kopp
                              Senior Vice President &
                              Chief Financial Officer