Form 10-Q
period 1997-09-30
BLOCK DRUG CO INC
filed 1997-11-12
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                   _________________________________

                               Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
    September 30, 1997


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

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


_____Class______________                Outstanding_at_September 30,_1997
Common Stock - Class A                              13,564,537
Common Stock - Class B                               7,935,532

                       BLOCK DRUG COMPANY, INC.

                          INDEX TO FORM 10-Q
                          SEPTEMBER 30, 1997
                     ____________________________




Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - September 30, 1997
     and March 31, 1997                                         3

     Consolidated Statements of Income for the three
     and six months ended September 30, 1997 and 1996           4

     Condensed Consolidated Statements of Cash Flows
     for the six months ended September 30, 1997 and            5
     and 1996.

     Notes to Consolidated Financial Statements                 6

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            7


Part II - Other Information                                     8

                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
     ASSETS                                       __09/30/97__   __03/31/97__
     Current Assets:
       Cash                                       $ 30,625,000   $ 13,862,000
       Marketable securities,at market              36,336,000     24,923,000
       Accounts receivable, less allowances
       of $4,495,000 (9/30/97) and
        $4,504,000 (3/31/97)                       149,283,000    164,104,000
       Inventories:
        Raw & packaging materials                   54,604,000     44,334,000
        Finished goods                              97,975,000     94,345,000
       Other current assets                      ___72,089,000   __51,508,000
       Total current assets                        440,912,000    393,076,000
     Property,plant and equipment, less
      accumulated depreciation of $128,924,000
       (9/30/97) and $122,095,000 (3/31/97)        236,238,000    235,486,000
     Long term securities at market                235,733,000    225,999,000
     Goodwill and other intangible assets-
      net of amortization                          187,811,000    153,425,000
     Other assets                                ___ 4,447,000   __ 6,937,000
       Total assets                             $1,105,141,000 $1,014,923,000
                                                 ============= ==============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes and bonds payable                    $186,468,000   $118,522,000
       Accounts payable & accrued expenses         174,802,000    167,744,000
       Income taxes payable                         11,769,000     11,612,000
       Dividends payable                         ____5,057,000    __5,026,000
       Total current liabilities                   378,096,000    302,904,000

     Notes and bonds payable                        55,870,000     55,943,000
     Deferred compensation and other payables       17,302,000     16,012,000
     Deferred income taxes                       ___11,031,000    _ 8,744,000
       Total liabilities                         __462,299,000    383,603,000
     Shareholders' Equity:
       Class A common stock, non-voting, par
       value $.10-15,000,000 shares authorized,
       13,564,537 (9/30/97) and 13,544,460
       (3/31/97) shares issued and outstanding       1,356,000      1,354,000
       Class B common stock par value $.10-
       30,000,000 shares authorized, 7,935,532
       (1997 & 1996) shares issued and
       outstanding                                     794,000        794,000
     Capital in excess of par value                250,319,000    249,375,000
     Retained earnings                             397,724,000    377,202,000
     Cumulative foreign currency translation
      adjustment                                    (9,781,000)     2,044,000
     Unrealized holding gain on marketable
      securities                                 ____2,430,000 _      551,000

     Total shareholders' equity                  __642,842,000   _631,320,000

     Total liabilities & shareholders' equity   $1,105,141,000 $1,014,923,000
                                                =============  ==============

                                          -3-
                    See notes to consolidated financial statements.

                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             THREE_MONTHS_ENDED            SIX_MONTHS_ENDED
                                SEPTEMBER_30,                SEPTEMBER_30,
                          _1997_____________1996____ _______1997________1996___
Revenues:
Net sales               $221,878,000    $203,523,000  $422,084,000  $409,030,000
Interest, dividends
 and other income       ___6,790,000    ___8,678,000  __13,117,000  __14,245,000
                        _228,668,000    _212,201,000  _435,201,000  _423,275,000
Cost and expenses:

Cost of goods sold        77,628,000      63,527,000   137,077,000   128,035,000
Selling, general and
 administrative         _129,829,000    _127,273,000  _256,127,000  _251,849,000
                        _207,457,000    _190,800,000  _393,204,000  _379,884,000
Income from operations
 before income  taxes     21,211,000      21,401,000    41,997,000    43,391,000

Income taxes               5,934,000       6,139,000    11,339,000    12,714,000
                          ------------   -----------   -----------    ----------
Net income                15,277,000      15,262,000    30,658,000   $30,677,000
                         =============   ===========    ==========   ===========
Average number of
 shares outstanding       21,493,053      21,454,055    21,488,434    21,449,171
                          ===========    ===========    ==========    ==========

Net earnings per share    $     0.71     $     0.71     $      1.43   $     1.43
                          ===========    ===========    ===========   ==========

Cash dividends per share
 Class A                  $     0.31     $     0.29     $      0.62   $     0.58
 Class B                  $     0.1075   $     0.10     $      0.2150 $     0.20



                                           -4-
                      See notes to consolidated financial statements


                       BLOCK DRUG COMPANY INC.AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                         SEPTEMBER 30
                                                 _____1997_________1996____
 CASH_FLOW_FROM_OPERATING_ACTIVITIES             $_30,869,000  $_11,223,000

 CASH FLOW FROM INVESTING ACTIVITIES

   Additions to property, plant & equipment       (16,351,000)  (19,655,000)
   Proceeds from sale of property                                 5,200,000
   Proceeds from sales of long-term securities     39,062,000     4,944,000
   Purchases of long-term securities              (49,637,000)  (10,293,000)
   (Increase)decrease in marketable securities     (7,312,000)    2,686,000
   Payment for products acquired                  (39,008,000)   (6,657,000)
                                                 -------------  ------------
 Net cash used in investing
  activities                                      (73,246,000)  (23,775,000)
 CASH FLOW FROM FINANCING ACTIVITIES

   Dividends paid to shareholders                 (10,136,000)  ( 9,151,000)
   Payments of notes payable                                    ( 5,625,000)
   (Decrease)increase in long-term debt               (73,000)    2,997,000
   Increase in short-term debt                     67,946,000    27,458,000
                                                  -----------   ------------
 Net cash provided by financing
  activities                                       57,737,000    15,679,000

 Effect of exchange rates on cash                 __1,403,000   ____ 25,000

 Increase in Cash                                  16,763,000     3,152,000

 Cash, beginning of period                       __13,862,000  __16,388,000

 Cash, end of period                             $ 30,625,000  $ 19,540,000
                                                 ============  ============

 SUPPLEMENTAL CASH FLOW DATA

 Cash paid during the year:

   Interest                                      $  6,369,200  $  5,032,300
   Income taxes                                  $  8,325,300  $  7,960,500


                                        -5-
                   See notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       1. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the data for the interim periods.

       2. During the second quarter,the Company acquired Beano,a food dietary supplement.

       3. During the six months ended September 30, 1997, the Company increased its net borrowings by $ 67,873,000 mainly from lines of credit from various banks bearing interest at variable rates.

                 BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF OPERATING RESULTS AND FINANCIAL CONDITION

 OPERATING RESULTS

Consolidated worldwide net sales of $221.9 million in the second quarter and $422.1 million in the first half year ended September 30, 1997 were 9% and 3.2% respectively above sales in the comparable prior year periods. Foreign sales increased 8.2% for the quarter and 2.7% for the six month period. Excluding the impact of exchange rates foreign sales for the first half of the year increased 9%. Domestic sales were higher for the quarter and six months by 10.1% and 3.9% respectively due to the introduction of new products and line extensions.

Interest dividends and other income decreased in the six month period from the comparable year-ago period due primarily to lower co-promotion income. Gains on sales of securities was offset by lower interest income from securities.

The cost of goods sold percent to sales was 32.5% and 31.3% for the first six months of the current and prior year, respectively. The strong U.S.dollar has adversely affected the cost of goods sold, particularly from the Ireland facility which serves both Europe and Japan.

Selling, general and administrative expenses, most of which are related to advertising and promotional activities,were 60.7% of sales in the first six months of the current year, compared with 61.6% in the prior year period.
These expenses reflect a major spending program to meet significant competition and build brand equities.

Due to the above factors, income before taxes was 9.9% of sales in the first half of the current year compared to 10.6% in the comparable prior year period.

The effective income tax rates of 27% and 29.3% in the first half of the current and prior year, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

Financial Condition


Cash increased for the six month period ended September 30, 1997 to $30.6 million from $13.9 million at year-end March 31, 1997. The increase resulted primarily from a decrease in accounts receivable and an increase in short-term debt partially offset by an increase in other current assets,capital expenditures and payments for products acquired.

In the prior year six months cash increased to $19.5 million from $16.4 million at year-end March 31, 1996. The increase resulted primarily from an increase in accounts payable and short-term debt partially offset by an increase in accounts receivable and capital expenditures.

                         PART II. OTHER INFORMATION



   Item 6.__________Exhibits and Reports on Form 8K___________

   (b) Reports on Form 8K - there were no reports on Form 8K for the three months ended September 30, 1997.





                     _____SIGNATURES_______

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             __BLOCK_DRUG_COMPANY,_INC.__
                                    (Registrant)


     11-10-97                          MELVIN KOPP
  ________________            ______________________________
      DATE                            Melvin Kopp
                               Senior Vice President &
                               Chief Financial Officer