Form 10-Q
period 1997-12-31
BLOCK DRUG CO INC
filed 1998-02-13
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                       _________________________________

                               Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
    December 31, 1997


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

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


_____Class______________                Outstanding_at_December 31,_1997
Common Stock - Class A                              13,574,895
Common Stock - Class B                               7,935,532

                       BLOCK DRUG COMPANY, INC.

                          INDEX TO FORM 10-Q
                           DECEMBER 31,1997
                     ____________________________




Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - December 31,1997
     and March 31,1997                                         3

     Consolidated Statements of Income for the three
     and nine months ended December 31,1997 and 1996           4

     Condensed Consolidated Statements of Cash Flows
     for the nine months ended December 31,1997 and            5
     and 1996.

     Notes to Consolidated Financial Statements                6

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                           7


Part II - Other Information                                    8


                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                           (Unaudited)
     ASSETS                                       __12/31/97__   __03/31/97__
     Current Assets:
       Cash                                       $ 26,678,000   $ 13,862,000
       Marketable securities,at market              26,683,000     24,923,000
       Accounts receivable, less allowances
       of $4,450,000 (12/31/97) and
        $4,504,000 (3/31/97)                       138,872,000    164,104,000
       Inventories:
        Raw & packaging materials                   54,604,000     44,334,000
        Finished goods                             102,729,000     94,345,000
       Other current assets                         66,908,000     51,508,000
                                                  ------------    -----------
       Total current assets                        416,474,000    393,076,000
                                                  ------------    -----------
     Property,plant and equipment, less
      accumulated depreciation of $133,246,000
       (12/31/97) and $122,095,000 (3/31/97)       239,516,000    235,486,000
     Long term securities at market                253,179,000    225,999,000
     Goodwill and other intangible assets-
      net of amortization                          185,709,000    153,425,000
     Other assets                                    4,324,000      6,937,000
                                                -------------- --------------
       Total assets                             $1,099,202,000 $1,014,923,000
                                                ============== ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes and bonds payable                    $182,763,000   $118,522,000
       Accounts payable & accrued expenses         171,155,000    167,744,000
       Income taxes payable                          9,283,000     11,612,000
       Dividends payable                             5,148,000      5,026,000
                                                   -----------    -----------
       Total current liabilities                   368,349,000    302,904,000
                                                   -----------    -----------
     Notes and bonds payable                        55,840,000     55,943,000
     Deferred compensation and other payables       17,896,000     16,012,000
     Deferred income taxes                          12,081,000      8,744,000
                                                   -----------    -----------
       Total liabilities                           454,166,000    383,603,000
                                                   -----------    -----------
     Shareholders' Equity:
       Class A common stock, non-voting, par
       value $.10-15,000,000 shares authorized,
       13,574,895 (12/31/97) and 13,544,460
       (3/31/97) shares issued and outstanding       1,357,000      1,354,000
       Class A common stock dividend distributable      41,000
       Class B common stock par value $.10-
       30,000,000 shares authorized, 7,935,532
       (1997 & 1996) shares issued and

       outstanding                                     794,000        794,000
       Class B common stock dividend distributable      24,000
       Capital in excess of par value              281,556,000    249,375,000
       Retained earnings                           373,199,000    377,202,000
       Cumulative foreign currency translation
        adjustment                                 (15,182,000)     2,044,000
       Unrealized holding gain on marketable
         securities                                  3,247,000        551,000
                                                --------------  -------------
     Total shareholders' equity                    645,036,000    631,320,000
                                                -------------- --------------
     Total liabilities & shareholders' equity   $1,099,202,000 $1,014,923,000
                                                ============== ==============

                                          -3-
                    See notes to consolidated financial statements.

                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             THREE_MONTHS_ENDED            NINE_MONTHS_ENDED
                                DECEMBER_31,                  DECEMBER_31,
                          _1997_____________1996____ _______1997________1996___
Revenues:
Net sales               $208,284,000    $216,409,000  $630,368,000 $625,439,000
Interest, dividends
 and other income          6,065,000       9,431,000    19,182,000   23,676,000
                        ------------    ------------  ------------ ------------
                         214,349,000     225,840,000   649,550,000  649,115,000
                        ------------    ------------  ------------ ------------
Cost and expenses:

Cost of goods sold        67,957,000      71,335,000   205,034,000  199,370,000
Selling, general and
 administrative          133,297,000     135,353,000   389,424,000  387,202,000
                        ------------    ------------  ------------ ------------
                         201,254,000     206,688,000   594,458,000  586,572,000
                        ------------    ------------  ------------ ------------
Income from operations
 before income  taxes     13,095,000      19,152,000    55,092,000   62,543,000

Income taxes               1,663,000       2,922,000    13,002,000   15,636,000
                          ------------   -----------   -----------    ----------
Net income                11,432,000      16,230,000    42,090,000  $46,907,000
                         =============   ===========    ==========   ===========
Average number of
 shares outstanding       22,148,000      22,108,000    22,138,000   22,098,000
                          ===========    ===========    ==========    ==========

Net earnings per share    $ 0.51         $ 0.73         $ 1.90        $ 2.12
                          ===========    ===========    ===========   ==========

Cash dividends per share
 Class A                  $ 0.315        $ 0.31         $ 0.935       $ 0.89
 Class B                  $ 0.11         $ 0.1075       $ 0.325       $ 0.3075







                                           -4-
                      See notes to consolidated financial statements


                       BLOCK DRUG COMPANY INC.AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                          DECEMBER 31
                                                 _____1997_________1996____
 CASH_FLOW_FROM_OPERATING_ACTIVITIES             $ 52,230,000  $ 46,463,000
                                                 ------------  ------------
 CASH FLOW FROM INVESTING ACTIVITIES

   Additions to property, plant & equipment       (28,148,000)  (30,544,000)
   Proceeds from sale of property                   1,900,000     5,200,000
   Proceeds from sales of long-term securities     42,571,000    47,200,000
   Purchases of long-term securities              (70,587,000)  (31,981,000)
   Decrease(increase) in marketable securities      3,337,000   (23,326,000)
   Payment for products acquired                  (39,150,000)  (27,525,000)
                                                  ------------  ------------
 Net cash used in investing
  activities                                      (90,077,000)  (60,976,000)
 CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from the issuance of debt                             2,947,000
   Dividends paid to shareholders                 (15,284,000)  (14,052,000)
   Payments of notes payable                                    ( 5,625,000)
   Increase in short-term debt                     64,138,000    38,135,000
                                                 -------------  ------------
 Net cash provided by financing
  activities                                       48,854,000    21,405,000

 Effect of exchange rates on cash                   1,809,000        28,000
                                                  -----------    ----------
 Increase in Cash                                  12,816,000     6,920,000

 Cash, beginning of period                         13,862,000    16,388,000
                                                -------------  ------------
 Cash, end of period                             $ 26,678,000  $ 23,308,000
                                                =============  ============

 SUPPLEMENTAL CASH FLOW DATA

 Cash paid during the year:

   Interest                                      $  9,063,000  $  6,694,133
   Income taxes                                  $ 10,483,000  $ 14,791,092

 SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING AND INVESTING ACTIVITIES

   3 % Stock dividend                            $ 30,809,000  $ 28,465,000


                                        -5-
                   See notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

       1. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the data for the interim periods.

       2. During the nine months ended December 31, 1997, the Company increased its net borrowings by $ 64,138,000 mainly from lines of credit from various banks bearing interest at variable rates ranging from 1.63% to 33.75%.

                 BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF OPERATING RESULTS AND FINANCIAL CONDITION

 OPERATING RESULTS

Consolidated worldwide net sales for the third quarter of $208.3 million were 4% below the comparable prior year period.Were it not for the effect of currency changes,however,sales would have incerased by 1% to $219.3 million. For the nine months period, the consolidated worldwide sales of $630.4 million increased 1% over the comparable year ago sales of $625.4 million.Had it not been for the weakening of foreign currencies,sales would have increased 5% to $656.4 million.Foreign sales decreased 10.1% for the quarter and 1.8% for the nine month period. Excluding the impact of exchange rates foreign sales for the nine months period increased 5.2%. Domestic sales were higher for the quarter and nine months by 6.2% and 4.6% respectively due to the introduction of new products and line extensions.

Interest dividends and other income decreased in the nine month period from the comparable year-ago period due primarily to lower co-promotion income.

The cost of goods sold percent to sales was 32.5% and 31.9% for the nine months of the current and prior year, respectively. The strong U.S.dollar has adversely affected the cost of goods sold percentage, particularly from the Ireland facility which serves both Europe and Japan.

Selling, general and administrative expenses, most of which are related to advertising and promotional activities,were 61.8% of sales in the nine months of the current year, compared with 61.9% in the prior year period. These expenses reflect a major spending program to meet significant competition and build brand equities.

Due to the above factors, income before taxes was 8.7% of sales in the nine months of the current year compared to 10.0% in the comparable prior year period.

The effective income tax rates of 23.6% and 25% for the nine months of the current and prior year, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

Financial Condition


Cash increased for the nine month period ended December 31,1997 to $26.7 million from $13.9 million at year-end March 31, 1997. The increase resulted primarily from a decrease in accounts receivable and an increase in short-term debt partially offset by an increase in inventory and payments for products acquired.

In the prior year nine months cash increased to $23.3 million from $16.4 million at year-end March 31, 1996. The increase resulted primarily from an increase in accounts payable and short-term debt partially offset by payments for products acquired and capital expenditures.

                         PART II. OTHER INFORMATION



   Item 6.__________Exhibits and Reports on Form 8K___________

   (b) Reports on Form 8K - there were no reports on Form 8K for the three months ended December 31, 1997.





                     _____SIGNATURES_______

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             __BLOCK_DRUG_COMPANY,_INC.__
                                    (Registrant)


     2-10-98                         MELVIN KOPP
  ________________            ______________________________
      DATE                            Melvin Kopp
                               Senior Vice President &
                               Chief Financial Officer