Form 10-K
period 1998-03-31
BLOCK DRUG CO INC
filed 1998-06-29
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C.  20549
                                           Form 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended March 31, 1998 Commission File No. 0-6436

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

As of June 2, 1998, nonaffiliates held no voting shares of the Registrant; therefore, the aggregate market value of voting shares held by nonaffiliates is zero. As of June 2, 1998, the aggregate market value on non-voting shares held by nonaffiliate s was $263,946,961. For purposes of this Form 10-K, nonaffiliates are all holders of non-voting stock other than directors, officers and members of the Block family.

As of June 2, 1998 there were 13,996,379 shares of Class A Common Stock and 8,173,600 shares of Class B Common Stock of Registrant outstanding.

Documents Incorporated by Reference: None

                                      PART I
Item 1.  Business

REVIEW OF OPERATIONS

Block Drug Company, Inc. is a worldwide manufacturer and marketer of denture care products, oral health care products, consumer over-the-counter medicines and professional dental products.

DENTURE CARE AND ORAL HEALTH CARE

The Company's denture care and oral health care product lines are the foundation of the Company's worldwide business. Our denture care products continue to be category leaders and recognized names throughout the world. Our oral health care products include leading specialty dentifrices in addition to mouthwashes and professional dental products.

In fiscal 1998, the Polident line of denture cleanser tablets strengthened its position in the United States. Polident now has five varieties for denture wearers. In other parts of the world, Polident, Corega and Dentu-Creme are denture cleanser leaders in many markets and are key products for each of the Company's international subsidiaries.

Poli-Grip brand denture adhesive continued its strong performance in fiscal 1998. In the United States, a line of five different formulas helps Poli-Grip remain competitive in the marketplace. Poli-Grip Ultra Fresh and Poli-Grip Superior Hold w ere introduced during fiscal 1998.
Poli-Grip and Corega denture adhesive brands are leaders in several international markets including Japan, the U.K. and France.

Sensodyne brand desensitizing toothpaste continues as the leading brand in its category in the United States and much of the world. Sensodyne Extra Whitening was introduced in fiscal 1998 to appeal to the market for whitening toothpastes. Sensodyne continues to benefit from being the most recommended brand by dental professionals for hypersensitivity around the world.

Formulated from natural ingredients, Parodontax brand toothpaste is the Company's specialty dentifrice for gum care. It is sold in thirty countries outside of the United States.

Targon Smoker's Mouthwash, the only mouthwash targeted to smokers, was successfully introduced in the United States, adding a new dimension to our line of consumer oral health care products. The brand's new line extension, Targon Clean Taste, was launched during the fiscal year following the significant growth of the original Targon formula.

PROFESSIONAL DENTAL PRODUCTS

The Company markets serious dental medicines to the dental professional. These include PerioGlas brand, a bioactive glass used in the treatment of periodontal disease, for which the Company holds an exclusive license.

New, advanced dental products marketed through the Company's Professional Dental Sales Force include Atrisorb , a barrier for guided tissue regeneration, and Atridox , a subgingival anti-infective treatment used in the treatment of chronic adult peri odontitis. The Company has an exclusive agreement with Atrix Laboratories, Inc. for the marketing of these innovative dental treatments. Atridox was the subject of an approvable letter from the Food & Drug Administration (FDA) received in April, 19 98. Atrix is working with FDA toward final approval of this medication. These products are based on Atrix's proprietary Atrigel biodegradable polymeric drug delivery system. While this technology is new to the market, initial reaction among dental professionals has been favorable.

Aphthasol (amlexanox oral paste 5%), a new chemical entity for the treatment of aphthous ulcers, commonly known as canker sores, became available by prescription in fiscal 1998. Developed with the Company's Research and Technology team, this new ch emical compound treats a common condition for which no other prescription medication exists. Initial acceptance by dental professionals has been enthusiastic and we are now marketing to the wider medical community as well.

Marketing oral health care products to the profession is accomplished by the Company's trained force of consultants who call on dentists, oral surgeons and periodontists throughout U.S. and in many major markets around the world. Trained telephone sales representatives supplement this effort.

CONSUMER OVER-THE-COUNTER PRODUCTS

The Company's line of distinctive niche brands meets specific consumer needs in our over-the-counter medicines businesses.

With this year's acquisition of Beano brand food enzyme dietary supplement, the Company is now the leader in gas treatment products in the United States. The Phayzme gas relief products line strengthened its position this year with the introduction of a maximum strength formula.

Balmex brand diaper rash ointment is a leading brand in the category.

The Company's analgesic powder brands include Goody's and BC, which lead the regional powdered analgesic market and enjoy enduring customer loyalty. Recent line extensions Goody's PM and BC Allergy Sinus are helping to expand the market for these brands.

Nytol brand sleep-aid and Nature's Remedy natural laxative round out the Company's consumer over-the-counter products line. Nytol Natural, the only homeopathic sleep-aid with an established brand name, taps into the market for natural ingredient products.

Lava hand soap, a 100 year old brand, achieved its distribution goals during the fiscal year. The brand's highlight was the introduction of Lava Liquid, a new line extension in a pump dispenser.

CONSUMER OVER-THE-COUNTER PRODUCTS

INTERNATIONAL MARKETS

Approximately 60% of our business is derived from non-U.S. markets including the Pacific Rim, Europe, Canada and Latin America. The Company's international business was challenged in fiscal year 1998 by the strength of the U.S. dollar and downturns in certain key markets around the world.

The Company's presence in the Pacific Rim includes Australia, South Korea, Thailand, Indonesia, the Philippines and Japan, countries that were affected by well-publicized economic uncertainties. This had a significant dampening effect on sales growth.

In Japan, a principal market for the Company, our brands Polident, Poli-Grip and Sensodyne remained leaders in the denture cleanser, denture adhesive and desensitizing toothpaste categories respectively, despite challenging market conditions.

In the U.K., Setler's Wind-Eze gas treatment, Setler Antacid, and Piriton allergy relief brands all enjoyed growth. In Continental Europe, Parodontax specialty gum care toothpaste posted gains, while the strong Sensodyne brand led its category.

In Latin America, the Company operates in Argentina, Brazil, Colombia and Mexico. Our business in Brazil was strong this year, led by the Sensodyne brand.

Our businesses in Canada remain strong with Sensodyne toothpaste and Nytol sleep aid brands contributing to this growth.

ACQUISITIONS AND DIVESTITURES

In fiscal year 1998, we acquired Beano brand food enzyme dietary supplement, a product which helps stop gas before it starts. The Beano brand has been well received in the six months since acquisition.

Subsequent to the close of the fiscal year, the Company's Italian subsidiary acquired VAJ S.p.A. of Piacenza, Italy, a manufacturer and marketer of grooming products. The flagship STREP brand is a leading wax depilatory in Italy. The Company expects this multi-use product to be an important addition to our product portfolio in Italy and other parts of Europe.

Also subsequent to the close of the fiscal year, the Company sold the worldwide rights to three household products brands: 2000 Flushes automatic toilet bowl cleaners, the X-14 line of toilet bowl and hard surface cleaners and Carpet Fresh rug and room deodorizes. The sale of these businesses, which no longer fit with our long-term strategic direction, will help us build our key areas of strength: denture care, oral healthcare, serious dental medicines and over-the-counter consumer products.

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

The Company cannot predict what additional legislation or governmental action, if any, will be enacted or taken with respect to the above matters and what its effect, if any, will be on the Company's consolidated financial position, results of operat ions or cash flows.

MARKETING

The Company commits a substantial portion of its gross income to advertising, promotion, market research and test marketing. Its denture care, oral healthcare, and over-the-counter consumer products are advertised directly to consumers on network, cable and spot television, network and spot radio, and in magazines and newspapers. The largest expenditures by the Company are for the purchase of television time.

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

PATENTS AND TRADEMARKS

Certain of the Company's products are covered by patents owned by the Company or manufactured under license from others. While the Company believes its patents, licenses and formulae to be of material value, it does not consider its business as a wh ole to be dependent upon patent protection.

The Company's principal trademarks are of material importance to its business. These trademarks are owned by the Company or its wholly-owned subsidiaries.

COMPETITION

The Company markets products in highly competitive fields. For many of its products, its competitors include significantly larger corporations with substantially greater resources. The high degree of trademark recognition and goodwill associated wit h many of the Company's brand names are important factors in its ability to compete effectively. While larger competitors are able to commit significantly greater revenue to national advertising, the Company believes its advertising and marketing ex pertise enable it to compete effectively.

The primary competitive factors affecting proprietary over-the-counter medicines, denture care, and consumer oral care products are product formulation, reputation, advertising and consumer promotion.

MANUFACTURING

Most of the principal raw materials used by the Company in its domestic manufacturing operations are purchased domestically and are generally obtainable from a number of sources at competitive prices. Certain raw materials are available only from single sources of supply and in these cases the Company does not anticipate the termination of such sources of supply. The Company maintains adequate inventories of raw materials.

During the course of the fiscal year ended March 31, 1998, there were no substantial raw material shortages. The Company was able to obtain all raw materials required for its normal operations at competitive prices.

The Company manufactures the majority of its products. Some products are manufactured by independent third parties.

Item 2.  Properties

The worldwide executive and administrative offices, manufacturing, research and development, warehousing and distribution facilities of the Company and its subsidiaries use an aggregate of approximately 2,565,289 square feet. This figure does not include undeveloped land on which its facilities are located or land adjacent to certain properties. The Company or its subsidiaries own substantially all of the properties.

Among these properties are the following: (1) corporate headquarters, Jersey City, New Jersey; (2) professional dental product manufacturing:
Humacao, Puerto Rico (Reedco I); Glendale, Wisconsin (leased);
(3) manufacturing plants for the Company's denture care, oral health care and over-the-counter products; Memphis, Tennessee; South Brunswick,
New Jersey: Dungarvan, Ireland; Humacao, Puerto Rico (Dentco and Reedco II); Plymouth, UK; Buenos Aires, Argentina; and Rio de Janeiro, Brazil. Subsequent to the end of the fiscal year, the Company entered into negotiations to sell its factories in South Brunswick, New Jersey, and in Buenos Aires, Argentina.

The Company owns land contiguous to the Memphis, South Brunswick, Toronto, Plymouth and Dungarvan facilities which would allow for the future expansion of such facilities. Additional warehouse and distribution facilities are in Mississauga, Canada; Memphis, Tennessee; Dayton, New Jersey; Plymouth, UK and Zaragoza, Spain.

The Company also has offices in buildings which it owns in Welwyn Garden City, UK, Mississauga, Canada and Ratingen, Germany where business involving each product group is conducted.

The Company's plants and facilities, in the opinion of management, are in good condition and, together with expansions and alterations recently completed, or in the process of being completed as part of the manufacturing restructuring and reengineering program, are regarded by management as adequate for current requirements and for those of the next several years. Management's Discussion and Analysis of Operating Results and Financial Condition further describes the Company's restructuring program.

Item 3.  Legal Proceedings

The Company is involved in various routine litigation incidental to its business. While the significance of these matters cannot be fully assessed at this time, management, on advice of counsel, does not believe that any liability that may a rise from these proceedings will have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the holders of Class B Common Stock during the quarter ended March 31, 1998.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

                      STOCK PRICE AND DIVIDEND INFORMATION



                        Market Price             Cash Dividends Declared
                      Range of Class A                  Per Share
                        Common Stock*

Fiscal Year Ended
 March 31, 1998         High**    Low**

First Quarter           $47 1/2    $40 3/4      $0.31     Class A Shares
                                                $0.1075   Class B Shares

Second Quarter           51 1/2     43 5/8      $0.31     Class A Shares
                                                $0.1075   Class B Shares

Third Quarter            50 7/8     41 1/2      $0.315    Class A Shares
                                                $0.11     Class B Shares

Fourth Quarter           44 3/4     39 1/4      $0.315   Class A Shares***
                                                $0.11     Class B Shares***

Fiscal Year Ended
 March 31, 1997
                        High       Low

First Quarter           $45 3/4    $36 1/2      $0.29 Class A Shares
                                                $0.10 Class B Shares

Second Quarter           46 3/4     40 1/2      $0.29 Class A Shares
                                                $0.10 Class B Shares

Third Quarter            48         44 1/8      $0.31    Class A Shares
                                                $0.1075  Class B Shares

Fourth Quarter           48 1/4     42          $0.31    Class A Shares****
                                                $0.1075  Class B Shares****

   *The Company's Class A (non-voting) Common Stock is traded on the Nasdaq
    National Market System. There is no established trading market for the Company's Class B (voting) Common Stock.

  **These are high and low bid quotes and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

 ***In addition, a 3% stock dividend was paid on January 2, 1998 to Class A and B shareholders in Class A and B Common Stock, respectively.

****In addition, a 3% stock dividend was paid on January 2, 1997 to Class A and B shareholders in Class A and B Common Stock, respectively.

The following table indicates the approximate number of shareholders of each class of the Company's equity securities based upon the number of record holders as of June 2, 1998:

             Title of Class                 Number of Shareholders

   Common Stock, Class A (non-voting)                 467

   Common Stock, Class B (voting)                      5

Item 6. Selected Financial Data

                           Fiscal Year Ended March 31
                  1998          1997(2)        1996          1995           1994
Net Sales
  from
Continuing
Operations   $863,057,000    $862,471,000  $715,242,000  $621,139,000   $566,772,000

Interest,
Dividends
 & Other
 Income        25,882,000      28,335,000    30,157,000    23,026,000     23,383,000

Income from
 Continuing
 Operations
  before
Income Taxes   69,611,000      10,817,000    65,501,000    57,870,000     54,147,000

Income Taxes   17,819,000       2,210,000    11,798,000    11,944,000      8,135,000

Income from
 Continuing
 Operations    51,792,000       8,607,000    53,703,000    45,926,000     46,012,000

Average Number
 of Common
  Shares
Outstanding(1) 22,143,000      22,103,000    22,062,000    22,017,000     21,980,000

Income from
 Continuing
 Operations,
 Per Share
 of Common
 Stock(1)           $2.34           $0.39         $2.43         $2.09          $2.09

Net Income
 Per Share
 of Common
 Stock(1)           $2.34           $0.39         $4.02         $2.29          $2.17

Cash Dividends
 Declared Per
 Share of
 Class A
  Common            $1.25           $1.20         $1.12         $1.06          $1.02

Cash Dividends
 Declared Per
 Share of
 Class B
  Common           $0.435          $0.415         $0.30            -             -

Stock Dividends
 Declared Per
 Share of
 Class A
  Common               3%              3%            3%            3%             3%

Stock Dividends
 Declared Per
 Share of
 Class B
  Common               3%              3%            3%            3%             3%

Depreciation  $19,651,000     $20,210,000   $19,012,000   $16,031,000    $13,580,000

Working
 Capital      $19,840,000     $90,172,000  $106,050,000   $26,095,000    $32,637,000

Current
 Ratio                1.1             1.3           1.5           1.1            1.2

 Total
Assets     $1,087,072,000  $1,014,923,000  $929,117,000  $871,320,000   $771,068,000

 Long-Term
 Debt and
  Notes
 Payable     $ 58,318,000     $55,943,000   $56,143,000   $15,273,000    $17,880,000

Shareholders'
  Equity     $647,255,000    $631,320,000  $641,042,000  $562,531,000   $515,121,000

Number of
 Employees          3,380           3,703         3,600         3,521          3,491

Management's Discussion and Analysis of Operating Results and Financial Condition is presented on pages 9 to 12 of this report.

(1) Restated to reflect stock dividends declared on Class A and Class B Common Stock by the Company in 1998 and previously.

(2) Fiscal 1997 income statement numbers reflect a pre-tax provision of $72,450,000 for manufacturing restructuring and re-engineering. Additionally, these amounts reflect the consolidation of the Block Drug Company (Japan) Inc. subsidiary, whi ch had been previously accounted for as a 50%-owned equity joint venture. The Company acquired the remaining 50% share in fiscal year 1997.

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition
Operating Results:

Consolidated worldwide sales for the fiscal year ended March 31, 1998 were $863.1 million, up slightly over the prior fiscal year 1997 which recorded an increase of 21%. Sales would have grown 4%, excluding the negative effect of foreign exchange. Domestic sales were up by 4.6% reflecting price increases of 2.2% and volume growth of 2.4%. The International sales were lower by 3.0% compared to the prior fiscal year 1997. Excluding the effects of currency, International sales would have increased 3.7%.

Sales for the Company's largest business segment, dental products, decreased by 2.3% to $606.8 million, following a 25% increase in the prior year. At comparable rates of exchange, the sales would have increased by 2.4% to $635.8 million. C onsumer products sales increased to $256.3 million, a 6.2% increase, compared to a 10% increase in the previous year. At comparable rates of exchange, sales would have increased by 8.4% to $261.7 million.

Interest, dividends and other income decreased in the current year due primarily to reduction in co-promotion income.

The cost of goods sold percentage to sales was 32.6% in fiscal 1998 compared to 32.4% in fiscal 1997 and 32.8% in fiscal 1996. These percentages reflect the mix of products sold, in addition to selective price increases.

Selling, general and administrative expenses represented 60.7%, 60.1% and 61.1% of sales in fiscal 1998, 1997 and 1996, respectively. The major portion is related to advertising and promotional activities. These expenses reflect major spend ing programs to meet significant competition and build brand equities.

Interest expense represents 1.6% of sales in fiscal 1998 and 1.2% in both fiscal 1997 and 1996. The increasing trend represents the additional borrowings to finance product acquisitions and capital additions.

Due to the strengthening of the U.S. Dollar, the unfavorable impact on net income was $7,599,000 or $0.34 per share for the fiscal year 1998.

Due to the above factors, income before taxes was 8.1% of sales in fiscal 1998 as compared to 9.7% (excluding restructuring charges) and 9.2% in fiscal 1997 and 1996 respectively.

The effective income tax rates of 25.6% 20.4% and 18% in fiscal 1998, 1997 and 1996, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland. For additional informat ion see "Income Taxes" in Notes to Consolidated Financial Statements.

The Company's International operations represent approximately 60% of the Company's business. During fiscal 1998, the performance was impacted by currency issues, the instability and recession in Asian and certain European markets key to our business, as well as competitive pressures in many of its markets around the world.

Although inflation has been moderate throughout fiscal 1998, 1997 and 1996, the Company continues to utilize selective price increases and budgetary monitoring of advertising, personnel and other expenses to control its operating margins.


In February 1997, the Company announced the consolidation of its manufacturing operations by planning to close six of its twelve production facilities in various parts of the world over the next two years. This action is expected to generate approximately $25 million in additional annual cost savings beginning in fiscal 2000 which will be reinvested to support the Company's brands, acquisitions and new products, strengthen the Company's presence in major markets and to enable the Company to penetrate new geographic areas worldwide. The worldwide manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72.5 million ($55.7 million net of tax), or $2.60 per share after taxes in fiscal 1997, of which $20 million remains as a liability as of March 31, 1998. The restructuring program is expected to be substantially completed by the end of fiscal 1999. As of March 31, 1998 the Company has sold its factories in Wales, Belgium and Australia. In addition, the Company has discontinued manufacturing activities in Canada and leased out that portion of the facility to a third party.

During fiscal 1998, the Company acquired the Beano brand food enzyme dietary supplement for U.S. and Canada. The Company also introduced Aphthasol, a prescription medicine for the treatment of canker sores.

The Company has conducted a review of the potential impact of the year 2000 on its information systems as well as the potential impact on key relationships with third parties, including suppliers and customers. The Company is expanding its u se of the SAP computer system, which is year 2000 compliant. Non-SAP systems will be upgraded either through modification or replacement. The Company currently anticipates this upgrading will be completed during calendar year 1998 so that testing may take place in 1999. Expenses incurred in connection with year 2000 compliance will be expensed as incurred, other than the acquisition of new software or hardware, which will be capitalized. The Company currently believes that the cost of fixing the year 2000 problem will not have a material effect on the Company. While the Company has initiated communications with its key suppliers and customers regarding their year 2000 remediation efforts, there can be no guarantee that the systems of these companies will be converted on a timely basis which could have an adverse effect on the Company.

Subsequent to the close of the fiscal year, the Company announced:

A. The divestiture of the rights to three of its household products brands, 2000 Flushes , X-14 , and Carpet Fresh . Divestiture activity prior to the close of this sale had an adverse impact on fourth quarter sales and earnings.

B. The receipt of an approvable letter by Atrix Laboratories, Inc. from the Food & Drug Administration for Atridox , a site-specific anti-microbial delivery system for use in the treatment of chronic adult periodontitis for which the Com pany has acquired exclusive U.S. and Canadian marketing rights from Atrix.

Liquidity and Capital Resources:

Cash increased to $37.3 million at March 31, 1998 from $13.9 million at March 31, 1997 and $16.4 million at March 31, 1996.

Net cash flow from operating activities was $97 million in fiscal 1998, $39 million more than the prior year. The increase in operating cash flows was due to an increase in accounts payable and a decrease in accounts receivable. In fiscal 1997, net cash flows from operating activities were $58 million, $16 million more than the prior year. Earnings net of non-cash expenses more than offset increases in accounts receivable and inventories. Accounts receivable at year-end 1998, 1997 and 1996 represent 2.0, 2.3 and
2.1 average months of sales, respectively.  Inventory levels comprised 5.9,
6.0 and 6.4 months supply at year-end 1998, 1997 and 1996, respectively.

Net cash used in investing activities in fiscal 1998 was $108 million, compared to net cash used of $84 million in fiscal 1997. In fiscal 1998, additions to property, plant and equipment, payments for products acquired and purchases of marke table securities more than offset the proceeds from the sale of securities and property, plant and equipment. In fiscal 1997, cash was invested primarily in property, plant and equipment and for payments for products acquired. In fiscal 1996, the net cash inflow for investing activity was $16 million.

Net capital expenditures of $38 million for fiscal 1998 and 1997 are approximately $5 million higher than in fiscal 1996.

Domestically, major projects over the three-year period include a substantial investment in computer modernization and business process reengineering. The production and warehouse facilities in Memphis, Tennessee and in Puerto Rico have undergone expansion and modernization projects that will continue as a result of the Company's Production Optimization Program.

The Company's foreign facility in Dungarvan, Ireland was expanded in fiscal 1998. The Dungarvan facility will continue to undergo expansion as a result of the Company's Production Optimization Program. The Company anticipates future aggregate capital spending to approximate 5% of net sales, and expects to fund moderization and expansion through internally generated funds and through short-term borrowings as appropriate.

Net cash provided by financing activities was $38 million in fiscal 1998 compared to net cash provided of $23 million in fiscal 1997. In fiscal 1996, there was a net cash outflow of $56 million. The financial inflows in fiscal 1998 arose from the proceeds from debt issuance of $59 million, which more than offset dividends paid to shareholders. The financial inflows in fiscal 1997 were the result of the issuance of debt. The financial outflows in fiscal 1996 were the result of debt repayment funded mostly with the proceeds from the sale of the Reed & Carnrick Division.

An overall strengthening of the U.S. dollar in relation to foreign currencies resulted in net foreign currency translation losses of $20 million in fiscal 1998. In fiscal 1997, net foreign currency translation gains were $4.5 million. These amounts were included directly to Shareholder's Equity in the balance sheet.

The Company uses financial instruments to manage interest rate and foreign exchange exposures. It does not take speculative positions. The cost of these transactions is amortized over the respective periods covered and is limited to fixed a mounts determined at the dates of execution. See Note 5 for additional information.

The Company has classified all long-term securities as "available for sale". These long-term securities are reported at fair market value resulting in unrealized holdings gains of $3,692,000 net of taxes of $941,000 as of March 31, 1998. Holding gains were $551,000 net of taxes of $254,000 as of March 31, 1997, and $6 million, net of taxes of $1.3 million as of March 31, 1996.

The Company anticipates that sufficient funds will be provided from operations and borrowing capabilities for capital expenditures, dividend payments and other cash needs in fiscal 1998. The Company has uncommitted lines of credit totaling $ 313 million and $240 million at March 31, 1998 and 1997, respectively.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings-per-share data on an international basis. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings-per-share data presented. During the year ended March 31, 1998, the Company adopted SFAS No. 128 which had no material impact on the earnings per share reported.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently ev aluating the impact of the new statements on its fiscal 1999 disclosures.

Information Concerning Forward-Looking Statements:

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, projected costs, projected savings, and plans and objectives of mangement. Such forward-looking sta tements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond fiscal year 1998 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgement only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

Item 8.  Financial Statements and Supplementary Data

                     REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the accompanying consolidated financial statements and the financial statement schedules of Block Drug Company, Inc. and subsidiaries listed in the index of page 46 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial stat ements of certain foreign subsidiaries and branches, which statements reflect total assets and total revenues constituting approximately 13 percent and 32 percent, respectively, as of and for the year ended March 31, 1998, 15 percent and 37 percent, respectively, as of and for the year ended March 31, 1997 and 11 percent and 28 percent, respectively, in the year ended March 31, 1996 of the corresponding consolidated totals.
These statements were audited by other auditors whose reports thereon were furnished to us. Our opinion expressed herein, insofar as it relates to the amounts for such subsidiaries and branches, is based solely upon such reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Block Drug Company, Inc.
and subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                        COOPERS & LYBRAND  L.L.P.

New York, New York
June 2, 1998.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                         MARCH 31
                                                   1998             1997
ASSETS
Current Assets:
 Cash                                        $   37,320,000     $ 13,862,000
 Marketable securities, at market (Note 4)       24,081,000       24,923,000
 Accounts receivable, less allowances of
  $4,446,000 (1998) and $4,504,000 (1997)       143,114,000      164,104,000
Inventories (Note 1 and 2)                      139,139,000      138,679,000
Other current assets                             37,056,000       51,508,000
                                                -----------      -----------
  Total current assets                          380,710,000      393,076,000

Property, plant and equipment, less
  accumulated depreciation (Notes 1 and 3)      251,737,000      235,486,000
Long-term securities, at market (Note 4)        263,518,000      225,999,000
Goodwill and other intangible assets,
  less accumulated amortization of
  $19,065,000 (1998) and $14,046,000
  (1997) (Note 1)                               183,654,000      153,425,000
  Other assets                                    7,453,000        6,937,000
                                             --------------   --------------
  Total assets                               $1,087,072,000   $1,014,923,000
                                             ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes and bonds payable (Note 6)            $ 171,210,000   $  118,522,000
  Accounts payable and accrued expenses
    (Note 7)                                    173,226,000      167,744,000
  Income taxes payable (Note 8)                  11,128,000       11,612,000
  Dividend payable                                5,306,000        5,026,000
                                               ------------     ------------
  Total current liabilities                     360,870,000      302,904,000

Notes and bonds payable (Note 6)                 58,318,000       55,943,000
Deferred income taxes (Note 8)                    3,023,000        8,744,000
Deferred compensation and other
  liabilities (Notes 1 and 9)                    17,606,000       16,012,000
                                                -----------     ------------
  Total liabilities                             439,817,000      383,603,000

Shareholders' equity (Notes 1 and 10):
Class A common stock non-voting par value
  $.10-15,000,000 shares authorized,
  13,991,000 (1998) and 13,544,000 (1997)
  shares issued and outstanding                   1,399,000        1,354,000
Class B common stock, par value
  $.10-30,000,000 shares authorized,
  8,174,000 (1998) and 7,936,000 (1997)
  shares issued and outstanding                     817,000          794,000
Capital in excess of par value                  281,993,000      249,375,000
Retained earnings                               377,595,000      377,202,000
Cumulative foreign currency translation
  adjustment (Note 1)                           (18,241,000)       2,044,000
Unrealized holding gain on marketable
  securities (Note 4)                             3,692,000          551,000
                                              -------------     ------------
Total shareholders' equity                      647,255,000      631,320,000
                                              -------------     ------------
  Total liabilities and shareholders' equity $1,087,072,000   $1,014,923,000
                                             ==============   ==============
                  See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
INCOME AND RETAINED EARNINGS

For the Years Ended March 31, 1998, 1997 and 1996
                                    1998            1997           1996
Revenues:
Net sales                     $863,057,000     $862,471,000    $715,242,000
 Interest, dividends and
  other income                   25,882,000       28,335,000      30,157,000
                               ------------     ------------    ------------
                                888,939,000      890,806,000     745,399,000
                               ------------     ------------    ------------
Cost and Expenses:
 Cost of goods sold             281,475,000      279,334,000     234,782,000
 Selling, general and
  administrative                523,959,000      518,059,000     436,742,000
 Interest expense                13,894,000       10,146,000       8,374,000
 Manufacturing restructuring
 and re-engineering costs
  (Note 13).                          -           72,450,000            -
                                -----------      -----------     -----------
                                819,328,000      879,989,000     679,898,000
                                -----------      -----------     -----------
Income from Continuing Operations
 before income taxes             69,611,000       10,817,000      65,501,000
                               -------------     -----------     -----------
Income Taxes (Note 8):
 Current                         14,868,000       14,112,000      17,602,000
 Deferred                         2,951,000      (11,902,000)     (5,804,000)
                                 ----------      -----------      ----------
                                 17,819,000        2,210,000      11,798,000
                                 ----------      -----------      ----------
Income from Continuing
 Operations                      51,792,000        8,607,000      53,703,000

Discontinued Operations
 (Note 12): Income from
 discontinued operations, net
 of taxes of $32,000                 -               -                52,000

Gain on sale of division, net of taxes
 of $21,406,000                      -               -            34,925,000
                                -----------       -----------    -----------
Income from discontinued
 operations                          -               -            34,977,000
                               ------------       -----------    -----------
Net Income                       51,792,000        8,607,000      88,680,000

Retained earnings at
 beginning of year.             377,202,000      416,200,000     367,325,000
Less: Cash dividends - $1.25
 (1998), $1.20 (1997) and
 $1.12 (1996) per share of
 Class A common stock           (17,087,000)     (15,881,000)    (14,164,000)
Cash dividends $0.435 (1998)
 $.415 (1997) and $.30 (1996)
 per share of Class B common
 stock                           (3,503,000)      (3,197,000)     (2,311,000)
Stock dividends 3% (1998, 1997
 and 1996) to Class A
 shareholders payable in
 Class A common stock           (19,441,000)     (17,982,000)    (14,431,000)
Stock dividends 3% to Class B
 shareholders payable in
 Class B common stock (1998)
 and (1997), and in Class
 A common stock (1996)          (11,368,000)     (10,545,000)     (8,899,000)

Retained earnings at          --------------    -------------   -------------
 end of year                  $ 377,595,000     $377,202,000    $416,200,000
                              =============     =============   =============
Earnings per share of common stock
 (Notes 1 and 10):
 From Continuing Operations           $2.34          $  0.39         $  2.43
 From Discontinued Operations                                           1.59

Net Earnings Per Share                $2.34          $  0.39         $  4.02

                     See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Years Ended March 31, 1998, 1997 and 1996
                                    1998             1997           1996

CASH FLOW FROM OPERATING ACTIVITIES
Net income                    $  51,792,000      $ 8,607,000     $88,680,000
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Gain on sale of
  discontinued operation              -                 -        (34,925,000)
  Depreciation and
   amortization                  24,670,000       24,629,000      21,470,000
  Deferred income tax
   provision                      2,951,000      (11,902,000)     (5,804,000)
  Deferred compensation
   provision                      4,310,000        2,110,000       1,979,000
  Equity in net income of
   joint venture                                                  (4,111,000)
  (Gain) loss on sales of
   long-term securities            (987,000)      (3,136,000)       (919,000)
  Restructuring and
   re-engineering
   (payments) charges           (15,016,000)      67,415,000            -
  Employee savings plan
   provision                      1,879,000        1,707,000       1,515,000
  Other, net                         80,000          963,000         986,000
  Gain) loss on sale of
   property, plant and
   equipment                     (3,557,000)            -               -
Changes in assets and
 liabilities that provided
 (used) cash, net of effects
 from purchase of products
  acquired

  Accounts receivable            12,161,000      (38,291,000)    (10,817,000)
  Inventories                    (7,169,000)     (17,705,000)    (10,725,000)
  Accounts payable and
   accrued expenses              25,716,000       12,682,000      16,173,000
  Other current assets            4,751,000       (8,441,000)       (923,000)
  Other assets                   (1,230,000)      15,950,000         275,000
  Income taxes and
   dividends payable             (1,113,000)       4,946,000         249,000
  Payments of deferred
   compensation and
   other noncurrent
   liabilities                   (2,292,000)      (1,210,000)     (1,381,000)
  Changes from sale of
   division, net                       -                -        (19,063,000)
                                ------------      ----------     ------------
Net cash flow from
 operating activities            96,946,000       58,324,000      42,659,000
                                ------------      -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from sales of
 U.S. Pharmaceutical
 Division, net of cash
  expenses                            -                -          64,431,000
Additions to property,
 plant and equipment            (45,822,000)     (45,418,000)    (32,693,000)
Proceeds from sale of
 property, plant
 and equipment                    7,970,000        7,555,000
(Increase) decrease in
 marketable securities,
  net                             5,912,000      (11,537,000)      4,924,000
Dispositions of
 long-term securities            46,457,000       49,039,000      74,808,000
Purchase of long-term
 securities                     (84,234,000)     (55,771,000)    (25,858,000)
Payment for products
 acquired                       (38,173,000)     (28,171,000)    (69,870,000)

Net cash (used in) provided   --------------     ------------     -----------
 by investing activities       (107,890,000)     (84,303,000)     15,742,000
                              --------------     ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES

Dividends paid to
 shareholders                   (20,590,000)     (19,078,000)    (16,475,000)
Proceeds from issuance
 of debt                         58,890,000       51,190,000      50,000,000
Payment of debt                        -          (9,005,000)    (89,288,000)

Net cash provided by (used in)  ------------     ------------   --------------
 financing activities            38,300,000       23,107,000     (55,763,000)
                                ------------     ------------   --------------
Effects of exchange rates
 on cash                         (3,898,000)         346,000          44,000
                                ------------     ------------    -------------
(Decrease) increase in cash      23,458,000       (2,526,000)      2,682,000

Cash, beginning of year          13,862,000       16,388,000      13,706,000
                               ------------      ------------    ------------
Cash, end of year              $ 37,320,000      $13,862,000     $16,388,000
                               ============      =============   ============

SUPPLEMENTAL CASH FLOW DATA

Cash Paid During the Year:

 Interest                       $14,076,000      $10,381,000     $ 8,850,000
 Income Taxes                   $12,350,000      $ 9,560,000     $39,812,000

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

Foreign currency translation:
  All assets and liabilities, other than those of highly inflationary countries, are translated at year-end exchange rates. In such cases, translation gains and losses are recorded as a separate component of shareholders' equity and are not in cluded in the determination of net income. For subsidiaries that are considered to be operating in highly inflationary countries (Brazil for fiscal years 1998, 1997 and 1996 and Mexico for 1998), certain assets and liabilities are translated at historical exchange rates and resulting translation gains and losses are included in the determination of net income. In all cases, foreign currency transaction gains and losses are included in the determination of net income.

  Net foreign exchange gains and (losses) of $(2,523,000), ($3,940,000) and $379,000, were included in selling, general and administrative expenses in the determination of net income for fiscal years 1998, 1997 and 1996, respectively.

                                   1998              1997             1996

Transaction gains (losses)     $(2,339,000)      $(3,805,000)      $ 826,000

Translation relating to
  highly inflationary
   countries                      (184,000)         (135,000)       (447,000)
                               ------------      ------------      ----------
Total                          $(2,523,000)      $(3,940,000)      $ 379,000
                               ============      ============      ==========
 CUMULATIVE TRANSLATION
ADJUSTMENT RECONCILIATION          1998              1997             1996

Balance -Beginning            $  2,044,000       $(2,476,000)    $(3,054,000)

Translation Adjustment         (20,285,000)        4,520,000         578,000
                              -------------      ------------   -------------
Balance-Ending                $(18,241,000)       $2,044,000     $(2,476,000)
                              =============      ============    ============

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

Goodwill and other intangible assets:

  Goodwill and other intangible assets represent the excess of cost over the fair value of net tangible assets of companies or products purchased. Goodwill acquired prior to October 31, 1970 is not being amortized since, in management's opinion, its value has not diminished. Goodwill acquired subsequent to that date is being amortized using the straight-line method over the years estimated to be benefited, but not to exceed 40 years. Other intangible assets are recorded at cost and amor tized over their estimated useful lives on the straight line method. Intangible assets are periodically reviewed to determine the recoverability of unamortized balances using undiscounted cash flows.

  Amortization of goodwill and other intangible assets was $5,019,000, $4,419,000 and $2,458,000 in the years ended March 31, 1998, 1997 and 1996 respectively.

Marketable securities, financial instruments and fair value of financial instruments:

  Marketable securities classified as current assets include cash equivalents (i.e. interest bearing securities with maturities of 90 days or less at time of purchase) that are recorded at cost (which approximates market) and other debt instruments with less than one year remaining until maturity that are treated as available for sale and recorded at market value. Long-term securities are also treated as available for sale and are recorded at market value. Unrealized holding gains and lo sses on securities classified as available for sale are recorded in a separate component of shareholders equity. The fair values of such securities are determined by independent pricing services and/or securities dealers.

The Company uses financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in interest rates and foreign currency exchange rates. Gains and losses related to qualifying hedges of anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

Retirement plans and deferred compensation agreements:
  Pension costs recorded as charges to operations include actuarially determined current service costs and an amount equivalent to amortization of prior service costs in accordance with the provisions set forth in Statement of Financial Account ing Standards (SFAS) No. 87, "Employer's Accounting for Pensions." It is the Company's policy to fund pension costs in accordance with the Internal Revenue Service full funding limitation.

  The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The Company accounts for the cost of these benefits, which are for health care, by accruing them during the employee's active working career. The Company has elected to amortize the unfunded obligation existing at April 1, 1993 (transition obligation) over a period of 20 years.

  The Company has agreements with certain key executives which provide deferred compensation depending on length of service and average salary level. Benefits payable in the future to these executives under these agreements are charged to operations on an actuarially determined basis over the attribution period which equals the estimated period of active employment of such executives.

Concentration of Credit Risk
  The Company sells a broad range of products in many countries of the world. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customer's financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses.

Research and development expenditures:
  Research and development expenditures are charged to operations as incurred. The charges for the years ended March 31, 1998, 1997 and 1996 were $25,849,000, $28,180,000 and $23,959,000, respectively.

Net income per share of common stock:
  Net income per share of common stock is based on the combined weighted average number of shares of Class A and Class B Common Stock outstanding during each period, which was 22,143,000, 22,103,000 and 22,062,000 in fiscal year 1998, 1997 and 1996, respectively.

New Accounting Standards:

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings-per -share-data on an international basis. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and requires restatement of all prior-period earnings-per-share data presented. During the year ended March 31, 199 8 the Company adopted SFAS No.128 which had no material impact on the earnings per share reported.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of the new statements on its fiscal 1999 disclosures.

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

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual amounts are not expected to diffe r materially from those estimates.

Reclassification:

  Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2. Inventories:
  Major classes of inventories comprise:               March 31
                                                  1998            1997

Raw and packaging materials                  $ 42,661,000     $ 44,334,000
Finished goods                                 96,478,000       94,345,000

                                             ------------     -------------
  Total                                      $139,139,000     $138,679,000
                                             ============     =============
Note 3. Property, Plant and Equipment:
  Major classes of property, plant
   and equipment are summarized
        as follows:                                    March 31
                                                  1998            1997

Land                                         $ 16,745,000    $  22,182,000
Building and related improvements             143,854,000      138,546,000
Machinery and equipment                       162,440,000      141,442,000
Furniture and fixtures                         45,512,000       45,550,000
Construction in progress                       15,478,000        9,861,000
                                              -----------      -----------
                                              384,029,000      357,581,000

Less:  Accumulated depreciation               132,292,000      122,095,000
                                             ------------     ------------
  Total                                      $251,737,000     $235,486,000
                                             ============     ============
  Depreciation expense for the years ended March 31, 1998, 1997 and 1996 was $19,651,000, $20,210,000 and $19,012,000, respectively. Certain of the above properties are pledged as collateral for long term debt (Note 6).

Note 4. Marketable and Long-Term Securities:

  The Company accounts for securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Currently, the Company classifies its marketable securities as available-for-sale.

  The Company's marketable and long-term securities, both current and noncurrent, as of March 31, 1998 consisted of the following:

                                                    Unrealized Holding

                                 Fair Value         Gains        Losses
U.S government and its
  agencies                      $148,977,000     $1,850,000     $570,000

Municipal and state              115,543,000      3,340,000       55,000

Hedge funds                        4,068,000         68,000         -

Other, principally
  money market                    19,011,000           -            -
                                ------------     ----------    ----------
                                $287,599,000     $5,258,000     $625,000
                                ============     ==========    ==========
  The above unrealized holding gains and losses, net of income taxes of $941,000, are reflected as "unrealized holding gain on marketable securities" in shareholders' equity.

  The Company's marketable and long-term securities, both current and noncurrent, as of March 31, 1997 consisted of the following:

                                                    Unrealized Holding

                                 Fair Value         Gains        Losses

U.S government and
  its agencies                  $127,606,000     $1,275,000  $ 3,048,000

Municipal and state               98,393,000      2,581,000        3,000

Other, principally
  money market                    24,923,000           -            -
                                ------------     ----------   -----------
                                $250,922,000     $3,856,000   $3,051,000
                                ============     ==========   ==========
  The above unrealized holding gains and losses, net of income taxes of $254,000, are reflected as "unrealized holding gain on marketable securities" in shareholders' equity.

  The maturities of the Company's investment in debt securities, at fair value, as of March 31, 1998 and 1997 were as follows:

                                             1998                 1997

Within 1 year                           $ 24,081,000          $ 24,923,000

After 1 year through 5 years              48,854,000            57,063,000

After 5 years through 10 years            75,350,000            38,258,000

After 10 years                           139,314,000           130,678,000
                                        ------------          ------------
                                        $287,599,000          $250,922,000
                                        ============          ============
  The proceeds from the sales of available-for-sale securities (excluding normal principal payments on government agency obligations, bond redemptions and maturities) were $23,062,000 and $41,028,000 for the years ended
March 31, 1998 and 1997, respectively. Gross realized gains and gross realized losses from these transactions were $994,000 and $0 for the year ended March 31, 1998 and $3,110,000 and $0 for the year ended March 31, 1997, respectively. The cost of marketable securities so ld was determined by specific identification.

Note 5. Financial Instruments

  The Company uses financial instruments to reduce exposures to market risks resulting from fluctuations in interest and foreign exchange rates. The Company does not use such financial instruments for trading or speculative purposes.

  During 1998, the Company entered into two monthly series of Japanese yen put options to establish a minimum exchange rate of the Japanese yen versus the U.S. dollar and yen versus Irish punt on anticipated inventory purchases during calendar year 1997. Net gains on these contracts totaling $860,000 were recognized in the months of settlement during 1998.

  In connection with the anticipated inventory purchases, additional contracts were purchased protecting the Company against the average of the monthly exchange rates of German marks versus U.S. dollars, marks versus punt, yen versus dollars and yen versus punt exceeding certain levels. The cost of these contracts exceeded benefits received by $95,622.

  The Company again purchased average rate foreign exchange rate options to protect against adverse movements of the German mark vs. the Irish punt and U.S. dollar and the Japanese yen vs. the punt and dollar during calendar 1998. These contracts, which cost $778,273 had a market value of $941,810 at year end.

  The Company has interest rate cap agreements that protect against the 90 day LIBOR rate exceeding 7% for the period from 6/1/95 to 6/1/97 and 9% from 6/1/97 through 3/1/02 on a notional amount of $100 million. The premium is paid for the term of the agreements in quarterly installments of $127,236. At year end the market value of the cap agreements, net of the present value of the remaining premium payment obligations, was a liability of $1,731,817.

Note 6. Notes and Bonds Payable:

  Short-term notes payable consist primarily of borrowings from various banks at interest rates ranging from 3.7% to 33.8%. At March 31, 1998 and 1997, the Company maintained short term uncommitted bank lines of credit aggregating $313,000,000 and $240,000,000, respectively. Of these amounts, $151,200,000 and $166,825,000 was unused at March 31, 1998 and 1997, respectively. The fair value of the short-term notes payable approximates book value.

Long-term notes and bonds payable are comprised of the following:

                                                         March 31
                                                   1998               1997

7.0% Notes due fiscal 2000                     $ 1,353,000       $ 1,493,000
Variable rate mortgage notes
  (currently 4.05%) due
   fiscal 2001                                   2,515,000              -
6.47% Senior note due fiscal 2006               50,000,000        50,000,000
Variable rate bonds (currently 3.7%),
   due fiscal 2010                               4,450,000         4,450,000
                                               -----------       -----------
                                               $58,318,000       $55,943,000
                                               ===========       ===========
  Certain properties of the Company (approximate book value $4,801,000) are pledged as collateral for the bonds. The requirements of the bond indentures include the maintenance by the Company of specified financial ratios and tests including a maximum ratio of indebtedness to total capitalization and a minimum interest coverage ratio.

  Interest expense on all borrowings aggregated $13,894,000 in fiscal 1998, $10,146,000 in fiscal 1997 and $8,374,000 in fiscal 1996.







Long-term debt at March 31, 1998 is payable as follows:

                   Year ended March 31

                   2000                    $ 1,353,000
                   2001 and later           56,965,000
                                           -----------
                                           $58,318,000
                                           ===========
The fair value of the long-term debt was approximately equal to the book value as of March 31, 1998.

Note 7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the following:

                                                         March 31
                                                   1998               1997

Accounts payable - trade                      $ 34,300,000      $ 38,013,000
Accrued salaries, wages,
  vacation pay and bonuses                      38,696,000        35,483,000
Accrued advertising and selling expenses        28,197,000        23,656,000
Restructuring and re-engineering                20,040,000        35,756,000
Other current liabilities                       51,993,000        34,836,000
                                              ------------      ------------
                                              $173,226,000      $167,744,000
                                              ============      ============
Note 8. Income Taxes:

Income taxes on continuing operations consisted of:

                                        Current         Deferred       Total

For the year ended March 31, 1998
    Federal                          $ 3,741,000      $  752,000    $ 4,493,000
    Foreign                           11,353,000       2,135,000     13,488,000
    State                               (226,000)         64,000       (162,000)
                                     ------------     -----------   ------------
                                     $14,868,000      $2,951,000    $17,819,000
                                     ============     ===========   ============
For the year ended March 31, 1997
    Federal                          $ 2,762,000    $ (3,995,000)   $(1,233,000)
    Foreign                           11,155,000      (7,564,000)     3,591,000
    State                                195,000        (343,000)      (148,000)
                                     -----------    -------------   ------------
                                     $14,112,000    $(11,902,000)   $ 2,210,000

For the year ended March 31, 1996
    Federal                          $ 7,361,000    $ (6,115,000)   $ 1,246,000
    Foreign                            9,466,000         835,000     10,301,000
    State                                775,000        (524,000)       251,000
                                     -----------    ------------    -----------
                                     $17,602,000    $ (5,804,000)   $11,798,000
                                     ===========    =============  ============

  Deferred income tax expenses result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The source and the tax effect of these differences were as follows:

                                         1998             1997           1996

For the year ended March 31:
    Depreciation                     ($1,996,000)      $ 651,000     $2,025,000
    Expenses (not) currently
      deductible for
      tax purposes                     6,376,000     (14,111,000)    (7,999,000)
    Other                             (1,429,000)      1,558,000        170,000
                                     ------------   -------------   ------------
                                      $2,951,000    ($11,902,000)   ($5,804,000)
                                     ===========   ==============   ============
  A reconciliation of the provision for income taxes on income from continuing operations and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is as follows:

                                                           (In millions)
                                                        1998     1997    1996
For the year ended March 31:
    Tax at U.S. Federal statutory rate of 35%          $24.4    $ 3.8  $ 22.9
    Tax exempt state and municipal bond income          (2.7)    (3.2)   (3.9)
    Irish operating income taxed at lower rate          (5.7)    (4.8)   (3.5)
    Reduction in taxes resulting from Puerto Rico
      source income subject to lower tax rate           (2.8)    (2.9)   (4.5)
    Foreign Tax Rate Differential                        3.7      3.4     2.0
    Foreign Tax Credit                                  (1.1)    (2.9)     -
    Non-Deductible Restructuring Charges                  -       9.2      -
    Other,net                                            2.0      (.4)   (1.2)
                                                       ------   ------   -----
    Total                                              $17.8    $ 2.2    $11.8
                                                       ======  =======  ======
  The Company's subsidiaries in Puerto Rico have agreements which commenced in fiscal 1988 and expire in 2002, which provide for a 90% exemption from income taxes on operating income. The Company's subsidiary in Ireland has a 10% tax rate on export sales. The Company has not accrued U.S. federal income taxes on cumulative undistributed earnings of foreign subsidiaries of $205,687,000 as of March 31, 1998, since the majority of such earnings are expected to be permanently reinvested abroad. Where it is the intention to remit earnings, the related U.S. income taxes on these earnings, after giving effect to available tax credits, would not be material.

    Deferred tax assets and liabilities consisted of the following:*

    Deferred tax assets:                                   March 31,
                                                      1998           1997

      Coupon accrual, sales discounts, and
        workers compensation                      $ 3,053,000     $ 2,763,000
      Employee benefits                             7,784,000       7,284,000
      Accrual on vacation                           1,226,000       1,531,000
      Deferred compensation                         4,968,000       3,993,000
      Capital gain                                  7,807,000       4,660,000
      Accrued restructuring                         7,642,000      16,763,000
      Other                                         1,497,000       1,633,000
                                                  -----------     -----------
                                                  $33,977,000     $38,627,000
                                                  ===========     ===========
    Deferred tax liabilities:
      Property, plant and equipment                15,990,000     $17,986,000
      SFAS No. 115 adjustment                         942,000         231,000
      Other                                         7,621,000       7,324,000
                                                  -----------     -----------
                                                  $24,553,000     $25,541,000
                                                  ===========     ===========
  *As of March 31, 1998 and 1997, recoverable income taxes reflected in the balance sheet in "Other current assets" included current deferred tax assets of $12,447,000 and $21,830,000, respectively. The remaining deferred tax liabilities, net of deferred tax assets, were reflected in the balance sheet as "Deferred income taxes".

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

                                          1998          1997           1996

  Service cost                        $ 5,649,000    $ 5,473,000    $ 5,196,000
  Interest cost on projected
    benefit obligation                  6,085,000      5,618,000      5,339,000
  Actual return on plan assets        (14,076,000)    (9,297,000)   (12,860,000)
  Net amortization and deferral         1,857,000      2,717,000      6,697,000
  Special charges, net                  2,592,000           -              -
                                      -----------    -----------    ------------
    Net periodic pension cost         $ 2,107,000    $ 4,511,000    $ 4,432,000
                                      ===========    ===========    ============
  The following table sets forth the present value of benefit obligations and funded status for the Company's foreign and domestic plans:



                                    1998                          1997

Actuarial present value
  of benefit obligations,
  including vested
  benefits of
  $71,162,000 in 1998
  and $56,065,000 in 1997                       $76,783,000         $57,215,000
                                                ===========         ===========
Projected benefit obligations                   $96,172,000         $77,229,000

Plan assets at fair value
  (primarily invested in
   stocks, bonds and
   government obligations)      $100,918,000              $89,416,000
Add: Unrecognized prior
     service cost                  5,042,000                5,526,000

Less: Unrecognized net gain
      on assets                   21,544,000               29,037,000
      Unamortized transition
      asset established
      as of February 28, 1985      1,543,000                2,295,000
      Adjustment for minimum
      liability                    1,608,000                  581,000
                                                 81,265,000          63,029,000
                                                 ----------          ----------
Net pension liability            $14,907,000              $14,200,000
                                 ===========              ===========
  The expected long-term rate of return on plan assets was 9% for 1998 and 8% for 1997. The weighted average discount rate was 7.25% for 1998 and 8% in 1997. The rate of increase in future compensation levels used in determining the actuarial present value of projected benefit obligations was 5.0% for 1998 and 1997.

  The domestic plans are fully funded. Plan assets consist primarily of government bonds, corporate bonds and common stocks. The Company's foreign subsidiaries have plans under which funds are deposited with trustees or annuities are purchased.

  The Company has a Special Stock Unit Plan (the "Plan") whereby selected participants receive the right to deferred compensation based on the growth in the Company's average earnings per share, as defined in the Plan, and the value of the awards is adjusted to reflect the dilutive effect of stock dividends. Charges under the Plan for the years ended March 31, 1998, 1997 and 1996 were $2,894,000, $3,289,000 and $923,000, respectively. Deferred compensation payable included $3,877,000 at March 31, 1998 and $3,482,000 at March 31, 1997, respectively. Such amounts represent the actuarially determined present value of the vested benefits.

  The Company has employment contracts with four executives of the Company. These contracts specify the payment of benefits to the individual or beneficiary upon the termination of employment or death.

  In addition to providing pension benefits the Company provides certain retiree health care benefits for substantially all non-union employees (excluding Puerto Rico) who reach retirement age while working for the Company. Health care benefit s are provided by Blue Cross Blue Shield of New Jersey and selected Health Maintenance Organizations. The Company reserves the right to change or discontinue these benefits in whole or in part at any time.

The postretirement benefit liability as of March 31, 1998 and 1997 is as follows:

                                                   1998                1997

Retirees                                        $3,774,000          $4,080,000
Fully eligible active plan participants            926,000             819,000
Other active plan participants                   3,855,000           3,394,000

      Total accumulated postretirement           ---------           ---------
          benefit obligation                     8,555,000           8,293,000

Less: Plan assets at fair value
          and accruals                                -                   -
      Unrecognized net gain from
          past experience
          different from
          that assumed and from
          changes in assumptions                  (775,000)           (278,000)
      Unrecognized transition obligation         4,210,000           4,491,000
                                                -----------          ----------
      Accrued postretirement benefit
          cost recognized in
          accounts payable and
          accrued expenses                      $5,120,000          $4,080,000
                                                ==========          ============

  The cost of providing postretirement benefits for the period ending March 31, 1998 and March 31, 1997 includes the following:

                                                   1998                1997

Service cost benefits attributed to
   service during the period                    $  287,000          $  296,000
Interest cost on the accumulated
   postretirement benefit obligation               622,000             587,000
Estimated return on plan assets                       -                   -
Amortization of transition obligation              281,000             281,000

          Net periodic postretirement           ----------          ----------
               benefit cost                     $1,190,000          $1,164,000
                                                ==========          ==========
  The accumulated postretirement benefits obligation was determined by application of the terms of the medical plan together with relevant actuarial assumptions and a health-care cost trend rate of 7.5% in 1997 decreasing gradually to 5.5% in 2001 and thereafter. These costs also reflect the implementation of a $2,000 per year cost cap and contribution schedule of 0% to 75% of cost based on years of service at retirement for new retirements after October 1, 1993. The effect of a 1% annual increase in these assumed cost trend rates would have a minimal effect due to the cost cap. The increase in the accumulated postretirement benefit obligation would be approximately $325,000 and the aggregate of the service and interest cost components of net postretirement health care cost for 1998 would be approximately $29,000.

  Measurement of the accumulated postretirement benefit obligation was based on an assumed discount rate of 7.25% for 1998 and 8% for 1997.

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

  On November 4, 1997, the Company declared an increased cash dividend of $.315 on the Class A Common Stock and an extra Common Stock dividend of 3% on both the Class A and Class B Common Stock, and an increased cash dividend of $.11 per share on the Class B Common Stock, payable on January 2, 1998 to shareholders of record as of December 1, 1997.

  On November 5, 1996, the Company declared an increased cash dividend of $.31 on the Class A Common Stock and an extra Common Stock dividend of 3% on both the Class A and Class B Common Stock, and an increased cash dividend of $.1075 per share on the Class B Common Stock, payable on January 2, 1997 to shareholders of record as of December 2, 1996.

  On October 31, 1995, the Company declared an increased cash dividend of $.29 on the Class A Common Stock and a Class A Common Stock dividend of 3% on both the Class A and Class B Common Stock, payable on January 2, 1996 to shareholders of rec ord as of December 1, 1995. On August 8, 1995 the Company declared an increased cash dividend of $.10 on the Class B Common Stock.

  Net income per share of common stock has been restated to reflect the current and prior years' stock dividends.

  Changes in Class A Common Stock, Class B Common Stock and capital in excess of par value during fiscal 1998, 1997 and 1996 were as follows:

                                        CLASS A                         CLASS B
                                      COMMON STOCK                    COMMON STOCK
                                                                                               Capital in
                                        Issued                          Issued                  Excess of
                                 Shares          Amount          Shares          Amount         Par Value
Balance, March 31, 1995       12,466,000       $1,247,000      7,704,000        $770,000       $194,426,000

3% Stock Dividend                606,000       $   60,000                                      $ 23,269,000
Savings Incentive Plan(1)         40,000            4,000                                         1,512,000
                              ----------       ----------      ---------        --------       ------------
Balance, March 31, 1996       13,112,000       $1,311,000      7,704,000        $770,000       $219,207,000
                              ==========       ==========     ==========        =========      ============
3% Stock Dividend                394,000       $   39,000        232,000        $ 24,000       $ 28,465,000
Savings Incentive Plan(1)         38,000            4,000                                         1,703,000
                              ----------       ----------      ---------        --------       ------------
Balance, March 31, 1997       13,544,000       $1,354,000      7,936,000         794,000       $249,375,000
                              ==========       ==========      =========       =========      ==============
3% Stock Dividend                407,000       $   41,000        238,000        $ 23,000       $ 30,744,000
Savings Incentive Plan(1)         40,000            4,000                                         1,874,000
                              ----------       ----------     ----------        --------       ------------
Balance, March 31, 1998       13,991,000       $1,399,000      8,174,000        $817,000       $281,993,000
                              ==========       ==========     ==========        =========      ============

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

Note 12. Discontinued Operations:

  On June 30, 1995, the Company sold its U.S. Reed & Carnrick Pharmaceutical Division. In connection therewith, the Company recorded a gain on disposal of $34,925,000, net of taxes of $21,406,000 ($1.63 per share). The U.S.
Reed & Carnrick Ph armaceutical business is reported as a discontinued operation for all periods presented. The statements of consolidated income and related notes to consolidated financial statements have been restated to conform to the discontinued operations presentation.

  The sales for the U.S. Reed & Carnrick Pharmaceutical business for the quarter ended June 30, 1995 (through the date of disposition) were $10,039,000. Income from discontinued operations for the fiscal years ended March 31, 1998, 1997 and 19 96 net of taxes, was $0, $0 and $52,000 respectively.

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

  The manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72,450,000 ($55,687,000 net of tax) or $2.60 per share after taxes in fiscal 1997.

        Below is a summary of the manufacturing restructuring and re-engineering reserve:

                          Original        Amounts         Remaining         Amount                        Remaining
                         Provision      Utilized In       Balance In      Utilized In                     Balance at
                        Fiscal 1997     Fiscal 1997     March 31, 1997    Fiscal 1998        Other      March 31, 1998
Employee serverance
 & related costs        $15,454,000          -            $15,454,000    ($ 7,516,000)   ($3,300,000)     $ 4,638,000

Plant Closings &
 related asset
 write-offs              32,978,000    (24,468,000)         8,510,000            -        (8,510,000)            -

Re-engineering            7,184,000     (7,184,000)              -               -              -                -

 Contractual
 Obligations
 and other              16,834,000      (5,042,000)       11,792,000      (7,500,000)     11,110,000       15,402,000
                       -----------    -------------      -----------    -------------    -----------     -------------
                       $72,450,000    ($36,694,000)      $35,756,000    ($15,016,000)   $   (700,000)     $20,040,000
                       ===========    ==============     ============   =============   =============    =============

The Other column represents reclassifications and adjustments of amounts to reflect latest estimates.

The balance at the end of the year is classified as a current liability.

Note 14. Acquisition of Joint Venture:

  In fiscal year 1997, the Company acquired the remaining 50% share of the Kobayashi-Block Company Ltd. joint venture. Previously, the Company's investment in the joint venture was accounted for under the equity method, with the investment cla ssified as an other asset in the balance sheet.
Sales for the wholly-owned subsidiary were $78,103,000 and $99,277,000 for the fiscal years ended March 31, 1998 and March 31, 1997, respectively.
In fiscal year 1996, the equity in the net income of the joint venture, which was recorded in interest, dividends and other income, was $4,111,000.

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

  The following table presents information concerning the Company's continuing operations by product segment and geographic area for the years ended
March 31, 1998, 1997 and 1996.

PRODUCT SEGMENTS                         1998           1997            1996
                                                   (in thousands)
Net Sales:
  Dental                             $  606,812       $621,103         $495,798
  Consumer Products and other           256,245        241,368          219,444
                                     ----------      ---------         --------
  Consolidated net sales             $  863,057       $862,471         $715,242
                                     ==========      =========         ========
 Operating Income:
  Dental                             $   73,279       $ 28,987         $ 60,170
  Consumer Products and other            46,279         18,286           31,623
                                        -------       ---------        --------
  Total operating income                119,558         47,273           91,793
  General corporate expenses            (49,947)       (36,456)         (26,292)
  Consolidated income before           ---------      ---------        ---------
    income taxes                     $   69,611       $ 10,817         $ 65,501
                                      =========       ========         =========
 Assets:
  Dental                             $  485,040       $475,176         $376,988
  Consumer Products and other           328,482        286,252          302,466
                                       --------        -------          -------
  Total identifiable assets             813,522        761,428          679,454
  General corporate assets              273,550        253,495          249,663
                                      ---------     ----------         --------
  Consolidated assets                $1,087,072     $1,014,923         $929,117
                                      =========      =========          ========
 Depreciation and Amortization:
  Dental                             $   14,134       $ 13,647         $ 13,389
  Consumer Products and other            10,536         10,982            8,081
  Consolidated depreciation             -------       --------         ---------
    and amortization                 $   24,670       $ 24,629         $ 21,470
                                        =======       ========          ========
 Capital Expenditures:
  Dental                             $   29,605       $ 33,565         $ 23,406
  Consumer Products and other            16,217         11,853            9,287
                                        -------       --------        ----------
  Consolidated capital expenditures  $   45,822       $ 45,418         $ 32,693
                                        =======        ========         ========
GEOGRAPHIC AREA
 Net Sales:
  United States                      $  363,507       $347,523         $334,614
  Europe, Africa, Middle East           296,765        295,774          285,245
  Asia/Pacific                          104,061        121,931           19,784
  Other                                  98,724         97,243           75,599
                                       --------        --------        --------
  Consolidated net sales             $  863,057       $862,471         $715,242
                                       ========        =======          ========
 Operating Income:
  United States                      $   52,186       $ 31,317         $ 45,564
  Europe, Africa, Middle East            45,353         24,173           32,834
  Asia/Pacific                            2,622          7,235           (1,044)
  Other                                  19,397        (15,452)          14,439
                                       --------       ---------        ---------
  Total operating income                119,558         47,273           91,793
  General corporate expenses            (49,947)       (36,456)         (26,292)
  Consolidated income before           ---------     ----------         --------
    income taxes                     $   69,611       $ 10,817         $ 65,501
                                       =========      ========         =========
 Assets:
  United States                      $  428,078       $377,667         $361,543
  Europe, Africa, Middle East           287,205        307,113          270,641
  Asia/Pacific                           42,164         43,231            9,191
  Other                                  56,075         33,417           38,079
                                        --------      --------         ---------
  Total identifiable assets             813,522        761,428          679,454
  General corporate assets              273,550        253,495          249,663
                                     ----------     ----------        ----------
  Consolidated assets                $1,087,072     $1,014,923         $929,117
                                     ==========     ==========        ==========

  General corporate expenses consist of administrative expenses, translation losses relating to highly inflationary countries and interest less investment income. General corporate assets consist principally of marketable and long-term securities.

Note 16.  Subsequent Events:

Subsequent to the close of the fiscal year, the Company sold three of its household products brands, 2000 Flushes toilet bowl cleaners, X-14 toilet bowl and hard surface cleaners and Carpet Fresh rug and room deodorizers.

  An approvable letter from the Food and Drug Administration was received by Atrix Laboratories, Inc. for Atridox , a site-specific anti-microbial delivery system for use in the treatment of chronic adult periodontitis for which the Company has acquired exclusive U.S. and Canadian marketing rights from Atrix.

QUARTERLY FINANCIAL INFORMATION
(Unaudited)

  The following is a tabulation of quarterly results of operations for the years ended March 31, 1998 and 1997:

Fiscal 1998 Quarters
                            First          Second          Third           Fourth
Net sales               $200,206,000    $221,878,000    $208,284,000    $232,689,000
Gross profit             140,757,000     144,250,000     140,327,000      156,248,000
Income from Continuing
 Operations Before
 Income Taxes             20,786,000       21,211,000     13,095,000        14,519,000
Net Income                15,381,000       15,277,000     11,432,000         9,702,000
Earnings per share of
  Common Stock
 From Continuing
  Operations(1)                 $.70             $.69           $.51              $.44


                                          Fiscal 1997 Quarters
                            First          Second          Third           Fourth

Net sales               $205,507,000     $203,523,000   $216,409,000      $237,032,000
Gross profit             140,999,000      139,996,000    145,074,000       157,068,000
Income (Loss) from
 Continuing Operations
  Before Income Taxes     21,990,000       21,401,000     19,152,000       (51,726,000)(2)
Net Income (Loss)         15,415,000       15,262,000     16,230,000       (38,300,000)(2)
Earnings per share
 of Common Stock
  From Continuing
  Operations(1)                 $.70             $.69           $.73            ($1.73)(2)

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

                                     PART III

Item 10.        Directors and Executive Officers of the Registrant:

  (a)     Directors of the Registrant

  The following is a list of each director of the Company, the date their present terms of office will expire and all other positions presently held with the Company unless otherwise noted:



  Name                 Age     Date of    Date Term   Other Positions Held
                            Appointment    Expires   (or principal occupation)


Leonard Block          86      9/48         6/99  Senior Chairman of the Board

James A. Block         61      4/63         6/99  Chairman of the Board

Thomas R. Block        53      7/70         6/99  President

Donald H. LeSieur      62      5/74         6/99  Executive Vice President
                                                  and President, International
                                                  Division

Michael C. Alfano,    50      10/88        6/99   Senior Vice President,
D.M.E., Ph.d.                                     Research and Technology

Peter M. Block        31       5/97        6/99   President, European Division

Michael P. Danziger   34       1/98        6/99   President, The Steppingstone
                                                  Foundation

Peggy Danziger        58       5/89        6/99   Private Investor

Dominick P. DePaola,  55      10/97        6/99   President & Director,
                                                  Forsyth Dental Center,
                                                  Boston, MA

William T. Golden     88       7/70        6/99   Corporate Director and
                                                  Trustee

Melvin Kopp           68      12/78        6/99   Senior Vice President
                                                  and Chief Financial Officer

Peter C. Mann         56       3/96        6/99   President, U.S. Division

John E. Peters        56      10/88        6/99   Senior Vice President,
                                                  General Counsel and
                                                  Secretary

Peter J. Repetti      80       3/76       6/99    Member, Fulbright &
                                                  Jaworski L.L.P. (Retired)

Mary C. Tanner        48       9/95       6/99    Managing Director,
                                                  Lehman Brothers

  The following family relationships exist among the Directors of the Company:
Leonard Block is the father of Thomas R. Block and Peggy Danziger, the uncle of James A. Block, great uncle of Peter M. Block and the grandfather of Michael Danziger. James A. Block is the father of Peter M. Block. Thomas
R. Block and Peggy Danziger are brother and sister and are first cousins of James A. Block. Michael Danziger is the son of Peggy Danziger, grandson of Leonard Block, and nephew of Thomas R. Block.

  Each Director of the Company has been employed by the Company for the past five years except for (i) William T. Golden who is a director and trustee of Verde Exploration Ltd, (ii) Peter J. Repetti, an attorney and a retired member of the New York law firm of Fulbright & Jaworski L.L.P., (iii) Peggy Danziger, who is a private investor, (iv) Michael Danziger, President, The Steppingstone Foundation, (v) Mary C. Tanner, a Managing Director of Lehman Brothers, and
(vi) Dominick P.  DePaola, D DS, Ph.D, President & Director, Forsyth Dental
Center.

  Subsequent to Michael C. Alfano's reelection to the Board of Directors, Dr. Alfano tendered his resignation effective July 3, 1998.

  The Executive Committee consists of Leonard N. Block, James A. Block and Thomas R. Block. Subsequent to the fiscal year end, Peter M. Block was added as a member of this committee.

  The Audit Committee consists of Thomas R. Block, William T. Golden and Mary Tanner.

  The Compensation Committee consists of William T. Golden and Peter J.Repetti.

  None of the Directors serve on the Boards of Directors of any other public corporation, except for William T. Golden who serves on the Board of Directors of Verde Exploration Ltd.

  On October 31, 1977, Leonard Block and James A. Block executed a document setting forth their mutual intent concerning the representation of the Melvin Block family group and the Leonard Block family group on the Board of Directors of the Company. Melvin Block (deceased) is the father of James A. Block and brother of Leonard Block. They stated their intention as shareholders and not as directors to maintain equal representation of the Melvin Block family group and the Leonard Block family group on the Board of Directors. On January 8, 1998, Leonard Block and James A. Block executed a letter expressing their mutual intent to add another Leonard Block family group member to the Board of Directors of the Company. The letter authorizes the Melvin Block family group to add a fourth representative to the Board of Directors. They further stated their awareness that the sentiments expressed in such letters did not constitute a binding agreement between them and that all actions taken in the future by them in whatever capacity to elect directors must and would be those which, in their judgment, would be in the best interest of the Company. At present, the Melvin Block family group has three (3) representatives on the Board of Directors: James A. Block,
Peter M. Block, and Peter J. Repetti (attorney); and the Leonard Block family group has four (4) representatives on the Board of Directors:
Leonard Block, Thomas Block, Peggy Danziger and Michael Danziger.

   (b) Executive Officers of the Registrant

  The following is a list of each executive officer of the Company, the date his present term of office will expire, and all other positions presently held with the Company: PART III

    Name             Age   Date of     Date Term
                           Appointment  Expires              Positions

Leonard N. Block     86    10/88        6/99      Senior Chairman of the Board*

James A. Block       61    10/88        6/99      Chairman of the Board*

Thomas R. Block      53    10/88        6/99      President*

Donald H. LeSieur    62    10/88        6/99      Executive Vice President
                                                   and President, International
                                                    Division*(1)

Michael C. Alfano    50     5/87        6/99      Senior Vice President,
D.M.D., Ph.D.                                      Research and Technology(1)(2)

Peter M. Block       31     5/97        6/99      President, European Division

Melvin Kopp          68    10/72        6/99      Senior Vice President and
                                                  Chief Financial Officer(1)(2)

Peter C. Mann        56    11/79        6/99      President, U.S. Division(1)(2)

John E. Peters       56    12/78        6/99      Senior Vice President,General
                                                   Counsel and Secretary(1)(2)

Gilbert Seymann      59     5/84        6/99      Senior Vice President,
                                                    Worldwide Operations(1)(2)

  Leonard N. Block is Senior Chairman of the Board of Directors, a Member of the Executive Committee and the Office of the Chief Executive.

  James A. Block is Chairman of the Board, a Member of the Executive Committee, the Office of the Chief Executive, and is directly responsible for U.S. marketing, sales, corporate development, research and development and corporate quality.

  Thomas R. Block is President of the Company, a Member of the Executive Committee, the Office of the Chief Executive, and is directly responsible for all operations, including manufacturing, engineering and corporate, financial and administrat ive functions.

  Donald H. LeSieur is Executive Vice President and President, International Division, a Member of the Office of the Chief Executive, and has direct responsibility for businesses in Japan, North Asia, Latin America and Canada.

*   Member - Office of the Chief Executive
(1) Covered under the Change in Control Agreement described in Item 13.
(2) Consultant - Office of the Chief Executive

                                  PART III

    Michael C. Alfano, D.M.D., Ph.D., Senior Vice President - Director Research and Technology, is responsible for all research, development and quality assurance activities of the Company.

    Peter M. Block is President, European Division, a Consultant to the
Office of the Chief Executive, and is responsible for the Company's businesses in Europe, Africa, the Middle East and South Asia.

    Melvin Kopp, Senior Vice President, is the Chief Financial Officer of the Company.

    Peter C. Mann, President, U.S. Division, is responsible for all domestic marketing, sales and corporate development.

    John E. Peters, Senior Vice President, General Counsel and Secretary, is the Chief Legal Officer of the Company.

    Gilbert Seymann, Senior Vice President - Worldwide Operations, is responsible for manufacturing and corporate engineering activities worldwide.

    All executive officers of the Company have been employed by the Company in the same or similar capacities for at least the last five years.

    The following table sets forth information in respect of compensation for the fiscal years ended March 31, 1998, 1997 and 1996, for the five most highly compensated executive officers of the Company based upon total annual salary and bonus for the fiscal year ended March 31, 1998 (the "Named Executives").

Item 11. Executive Compensation
                                                                                  Long Term Compensation
                                         Annual Compensation                 Awards        Payouts
                                                           Other    Restricted
                                                           Annual      Stock      Options     LTIP       All Other**
Name and Principal           Fiscal   Salary    Bonus     Compen-    Award(s)     /SARs     Payouts     Compensation
    Position                  Year      $         $      sation($)     ($)         ($)        ($)           ($)
Leonard Block                 1998   382,031   153,700      *           *           *          *           35,480
 Senior Chairman of the       1997   375,768   165,000                                                     35,144
 Board                        1996   362,347   136,500                                                     34,950

James A. Block                1998   357,083   148,900      *           *           *          *           13,527
 Chairman of the Board        1997   346,345   167,500                                                     10,500
                              1996   336,252   119,600                                                      9,449

Thomas R. Block               1998   357,083   151,400      *           *           *          *            7,574
 President                    1997   346,345   168,400                                                      7,181
                              1996   336,252   125,400                                                      6,702

Donald H. Lesieur             1998   492,006   232,000      *           *           *                      13,925
 Executive Vice President     1997   402,369   405,400                                              -      13,560
 Pres. International Division 1996   393,248   243,800                                              -      13,074

Peter C. Mann                 1998   332,146   153,900      *           *           *       144,220***      9,709
 President, U.S. Division     1997   309,992   175,700                                       14,905***      7,549
                              1996   297,300   184,600                                       92,986***      6,687

  * None to be reported.
 ** Other compensation includes the value of the Company's matching contribution for the 401-K and group life insurance imputed income.
*** Payments made pursuant to awards under the Special Stock Unit Plan as follows:
    The 1998 payout is based upon two awards granted in January 1993; the 1997 payout is based upon one award granted in February, 1992; and the 1996 payout is based upon two awards granted in January 1991.

                                Employee Agreements

    On January 1, 1981, the Company entered into an Employment Agreement with Leonard N. Block, which was amended on April 29, 1997 to run through April 30, 2007. The agreement provides for a minimum annual base salary of $209,242.00, which will be adjusted in accordance with certain economic factors. Mr. Block may, for a period not to exceed twenty years, elect to perform his services on a reduced basis at a reduced level of compensation. The agreement provides for payment of an amount (based upon an average of Mr. Block's salary for the three years in which the highest salary was paid) to certain designated beneficiaries for a period not to exceed twenty years. Leonard Block has been employed by the Company since 1933.

    On September 1, 1984, the Company entered into an Employment Agreement with James A. Block, which was amended on April 29, 1997 to run through April 30, 2007. The agreement provides for a minimum annual base salary of $164,792.00, which will be adjusted in accordance with certain economic factors. The terms of this employment agreement are substantially identical to the above described employment agreement with Leonard Block. James A. Block has been employed by the Company since 1959.

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

    For the period of April 1, 1997 through June 30, 1997, Donald H. LeSieur was covered by an Employment Agreement dated September 1, 1984, which provided for an annual base salary of not less than $164,600.00, to be adjusted in accordance with certain economic factors. The Company entered into an Employment Agreement, effective July 1, 1997, with Mr. LeSieur for a minimum of one and a maximum of three and one-half years whereby Mr. LeSieur will reduce his time commitment to the Company but will work for the Company for a minimum of 125 days in each calendar year. Mr. LeSieur's compensation for each day of service will be equivalent to the daily cost to the Company if he continued as a full-time employee. His compensation will be adjusted annually in accordance with the Company's salary administration policy. Mr. LeSieur's deferred compensation, pension, and other benefits will be calculated as though he was a full-time employee earning his gross salary ($403,484) as of June 30, 1998, as adjusted ("Adjusted Salary").
Upon termination, Mr. LeSieur will receive deferred compensation equal to one-third of his average annual Adjusted Salary for three years prior to his termination, which compensation vests at the rate of 1 1/4% per quarter, except that such compensation will become 100% vested if termination, occurs due to death or disability. Such payment shall continue for a maximum term equal to one-half of the number of full years of service with the Company, which term shall not exceed 13 1/2 years.
Should termination occur by Company action other than for cause, a further payment equal to one-half his annual Adjusted Salary, as of the date of termination, shall be paid for five years or until his 65th birthday, whichever first occurs. Donald H. LeSieur has been employed by the Company since 1973.

    For the period of April 1, 1997 through June 30, 1997, Melvin Kopp was covered by a Consulting Agreement dated October 22, 1992, which became effective on March 1, 1995 and required Mr. Kopp to work a minimum of sixty (60) days annually for which he would be compensated at a rate equal to his daily cost to the Company while he served as an employee.

Effective May 1, 1997, the Company entered into the following agreements with Melvin Kopp, Senior Vice President and Chief
Financial Officer (i) a revised Consulting Agreement which expires on February 28, 2005. Under the Consulting Agreement, Mr. Kopp, now retired, will continue to provide the Company with his services for a minimum of one hundred days annually. Mr. Kopp's compensation for each day of service as a Consultant will be equivalent to the daily cost to the Company if he continued as an employee after his retirement in 1995. His compensation will be adjusted annually in accordance with the Company's salary administration policy, (ii) a Change in Control Agreement (CIC) which mirrors the provisions of the CICs entered into with key executives of the Company, and (iii) a Deferred Compensation Agreement, the provisions of which mirror the terms of the Company's Special Stock Unit Plan.

    Effective November 1, 1997, the Company entered into an Employment Agreement with Peter M. Block to run through April 30, 2007. Pursuant to the agreement, Peter M. Block's annual base salary is to be no less $225,000, which shall be adjusted annually by the same factor used by the Company to increase the salaries of Company executives who are not in salary ranges and additionally as deemed appropriate by the Company's Office of the Chief Executive to reflect additional assignments and enhanced responsibilities. Peter M. Block has been employed by the Company since 1991.

    The Company's compensation program for nonemployee directors provides that each nonemployee director receive an annual fee of $8,500, payable in quarterly installments. During the 1997 calendar year, nonemployee directors also received $1,050 for each board of directors meeting attended. This attendance fee was increased to $1,150 for the 1998 calendar year. In addition, members of the audit committee and compensation committee receive fees of $900 and $450, respectively, for each committee meeting attended. With the exception of Melvin Kopp, employees of the Company receive no additional compensation for acting as a director or member of a committee of the board of directors. The Company also reimburses directors for expenses incurred in connection with meetings of the board of committees.

    The Company maintains defined benefit pension plans under which annual costs are actuarially computed based on the overall assets in these plans and the actuary's estimates of the present value of overall benefits. The following table sets forth benefits that will be received under these plans based on the participants' final average compensation and payable on retirement years of service:

                                   1998 Table of
                         Annual Pension Benefits by Final
                  Average Compensation and Service Classifications
                            Years of Service at Age 65
Final Average
Compensation        10            20             30            40
  $ 50,000      $5,260.80     $10,521.60     $15,782.40    $22,536.00
   100,000      12,584.40      25,168.80      37,753.20     51,948.00
   150,000      20,084.40      40,168.80      60,253.20     81,948.00
   200,000      27,584.40      55,168.80      82,753.20    111,948.00
   250,000      35,084.40      70,168.80     105,253.20    130,000.00*
   300,000      42,584.40      85,168.80     127,753.20*   130,000.00*
   350,000      50,084.40     100,168.80     130,000.00*   130,000.00*

* Maximum permissible benefit under IRC Sec. 415, effective January 1, 1998.

    The Company's domestic pension expense for the fiscal years ended March 31, 1998 and 1997 was $99,751 and $2,565,431, respectively. The plans are in a fully funded status, and accordingly, the Company's financial statements do not reflect a domestic pension funding contribution for the fiscal year ended March 31, 1998.

    The compensation covered by these plans is the total regular salary excluding any bonuses, overtime or other special compensation. (The "Final Average Compensation")

    Benefits payable from these plans are based on the Final Average Compensation for the 60 highest consecutive months of the last 120 months of employment, the years of service as a member of these plans and the primary federal social security benefit.

    With respect to the figures of the table on page 33, the accrual of pension benefits is estimated using only the individual's base salary calculated on a calendar rather than a fiscal year basis. The base salaries used for the estimation of pension benefits for the individuals listed in the table are: James A. Block ($354,357.27); Thomas R. Block ($354,357.24); Donald H. LeSieur ($403,483.95); and
Peter C. Mann ($318,453.84).

    Leonard Block reached age 65 in December, 1976. In accordance with the terms of this plan he elected to receive a lump sum benefit. The actuarial equivalent of his pension at that time as adjusted through December 31, 1980 was segregated in to a separate account. No additional benefits have accrued for Leonard Block since December 31, 1980. Upon retirement or death the balance in the segregated account will be distributed to him or his designated beneficiaries subject to limitations set forth in the provisions of Section 415 of the Internal Revenue Code.

    As of March 31, 1998, the four (4) employees described in Item 10 had the following credited years of service in these plans: James A. Block, 36 years; Thomas R. Block, 28 years; Donald H. LeSieur, 24 years; and Peter C. Mann, 25 years.

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

    Under this plan, units (the value of which is based on a formula, the key component of which is a multiple of earnings per share of Class A Common Stock) may be awarded from time to time to employees by the Committee administering this plan, Leonard Block, James Block and Thomas Block. The participant (or beneficiary in the case of death) will be entitled to receive, subject to certain conditions, an amount reflecting the maximum appreciation in value (not subject to reduction) of such units (as determined under this plan) between the date of the award and the dates provided in this plan for valuing units. As of March 31, 1998, the units were valued at $105.12.

    Subject to certain conditions participants are required to make an irrevocable decision whether to receive payment of the compensation amount when the special stock units become fully vested or to defer payment to a subsequent date.

    Awards become fully vested on the fifth anniversary of the award provided the participant is still employed with the Company. When there is termination of employment of a participant due to death, disability, or retirement, all special stock units become fully vested, irrespective of the length of the period between the award date and the date of termination of employment.

    When a compensation payment is made, a replacement award equal to the original dollar value of the award for which payment is made is issued. That replacement award becomes fully vested in five years and does not take the place of additional awards which can be made at the discretion of the Committee. The issuance of replacement awards is contingent upon participant's employment with the Company. The Company has not established, nor is it required to establish a special or separate fund or has it segregated assets to assure or secure nor does the Company guaranty payment of the compensation amount.

    The total number of units which may be credited to all participants in this plan at any one time, exclusive of units awarded to former employees, cannot exceed five percent of the total number of the then outstanding shares of all classes of Common Stock.

     As of March 31, 1998, a total of 348,902 units had been awarded having an average value of $92.81 per unit. Of those 348,902 units, 73,907 units at an average value of $102.26 per unit were awarded during the past fiscal year.

    During the year ended March 31, 1998, an aggregate amount of $874,057 was paid in lump sum payments to the participants in the Special Stock Unit plan.

              Long-Term Incentive Plans - Awards In Last Fiscal Year

                                                 Estimated Future Payouts Under Non-Stock
                                                                       Price-Based Plans

                                    Performance or
                   No. of Shares,    Other Period        **            **             No
                   Units or Other   Until Maturity    Threshold      Target        Maximum
  Name                 Rights         or Payout          ($)           ($)           ($)
Peter C. Mann          1,442*          5 Years          294           92,000          -
                       2,681*                           284          168,000

  *  During fiscal year 1998, the following units were awarded to executives:
     1,442 units at $104.07 per unit and 2,681 units at $102.90 per unit to Peter C. Mann.
 **  Minimum vested value as of March 31, 1998
*** Projected value at maturity, based on assumed 10% annual compounded Earnings Per Share increase over the five-year period from inception of the award to maturity.
     Note:  See accompanying description of Plan above.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

(a) Securities ownership of certain beneficial owners:

    The following table sets forth, as of June 2, 1998, each person who owns of record, or is known by the Company to beneficially own more than 5% of the outstanding Class B Common Stock of the Company, which stock is the only class of voting securities of the Company.

                      Name and Address             Amount and Nature     Percent
Title of Class       of Beneficial Owner        of Beneficial Ownership of Class

Class B Common   Leonard Block, Representative          4,086,800(1)        50%
                 Leonard Block Family Shareholders'
                 Agreement dated April 18, 1991
                 257 Cornelison Avenue
                 Jersey City, N.J.  07302-9988

Class B Common   James A. Block Trustee                 4,086,800(2)        50%
                 Voting Trust Agreement
                 dated January 11, 1990
                 257 Cornelison Avenue
                 Jersey City, N.J.  07302-9988

    (1) Pursuant to a shareholders' agreement, dated April 18, 1991, Leonard Block has sole voting power with respect to these shares. The following shares are beneficially owned by the Leonard Block Trust, 408,896; the Thomas Block Trust, 1,838,952 and the Peggy Danziger Trust, 1,838,952.

    (2) James A. Block has sole voting power with respect to these shares as a result of a Voting Trust Agreement entered into as of January 11, 1990. The voting trust agreement grants the trustee the power to vote the shares which are subject to the agreement. The Voting Trust Agreement is for a 21 year term. James A. Block is a co-trustee of the trusts which are parties to the Voting Trust Agreement and pursuant to these trusts, James A. Block has sole investment power with respect to these shares. James A. Block disclaims beneficial ownership to all 2,043,400 shares held in trust for the benefit of Susan B. Stearns.

(b)  Securities ownership of management:

    The following table sets forth, as of June 2, 1998, the securities ownership of all directors and Named Executives, individually, and all Directors and Officers of the Company, as a group

                           BLOCK DRUG COMPANY, INC.
                        SECURITIES BENEFICIALLY OWNED
                                                                              Class B Common
                     Class B Common Stock Beneficially Owned       Stock Beneficially
Name of Beneficial   No Shared    Shared     401-K Plan                  Owned
      Owner          Investment  Investment   Holdings   Percentage
                       Power       Power                   Owned
Leonard Block         1,131,411          -        950        8%       4,086,800-50%
(1)(4)(7)

James A. Block        2,580,815          -      2,092       18%       4,086,800-50%
(2)(3)(5)

Thomas Block            129,204   2,305,663     1,419       17%              -
(4)(7)

Donald H. Lesieur             -           -     2,128         *              -

Michael C. Alfano             -           -     1,713         *              -

Peter M. Block        1,274,893           -       391        9%              -
(2)(5)

Michael P. Danziger      95,721   1,067,782         -        8%              -
(6)(7)

Peggy Danziger          127,201   1,306,680         -       10%              -
(4)(6)(7)(9)

Dominick P. DePaola           -           -         -         -              -

William T. Golden         6,406      14,405         -         *              -

Melvin Kopp               2,209           -         -         *              -

Peter C. Mann               867         109     1,875         *              -

John E. Peters                -       2,152     1,607         *              -

Peter J. Repetti (8)        271           -         -         *              -

Gilbert M. Seymann          155           -     1,498         *              -

Susan B. Stearns              -           -         -         -              -
(2)(3)

Mary C. Tanner                -           -         -         -              -

All Directors and             -           -         -       53%              -
Officers as a Group
(17 persons)

*Represents less than one percent (1%) of Class A Common Stock of the Company.

  (1) Leonard Block owns 341,600 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner of but disclaims ownership of: 785,562 shares owned by Adlen Corporation, of which Leonard Block is the sole shareholder; 4,249 shares owned by Adele Block, his wife.

  (2) James A. Block owns 119 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner of: 178,438 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Peter and Valerie Block, his children) and has sole investment powers with respect to the shares held by such trust; 1,096,381 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Susan B. Stearns, his sister, and Peter and Valerie Block, his children).
       James A. Block has sole investment powers with respect to the shares held by such trust. For the purpose of reporting shares for which a beneficial owner has sole investment power in the tabular presentation on page 40, all 1,274,819 shares of these two trust have been included in the total number of shares reported for both James A. Block and Peter Block, and as a result such shares have been reported twice; and 1,305,877 shares owned by two trusts for the benefit of Susan B. Stearns of which James A. Block is the co-trustee (with Susan B. Stearns) and has sole investment powers with respect to the shares held by such trusts James A. Block disclaims ownership to all 1,305,877 Class A shares and 2,043,400 Class B shares owned by the trusts for the benefit of Susan B. Stearns of which he is a trustee or co-trustee. In computing the percentage of Class A shares owned by a beneficial owner, 1,274,819 shares (representing the total number of shares owned by the two trusts in which Peter Block is a co-trustee with James A. Block) were allocated to James A. Block and 1,274,819 shares were allocated to Peter Block, and as a result, the percentage of Class A shares owned has been attributed to both parties. In computing the aggregate number of shares owned by directors and officers as a group, the 1,274,819 shares owned by these two trusts were counted only once.

  (3) James A. Block has sole voting power with respect to the Class B shares as a result of voting trust agreement entered into as of January 11, 1990. The voting trust agreement grants the trustee the power to vote the shares which are subject to the agreement. The voting trust agreement is for a 21 year term. James A. Block is a co-trustee of the trusts which are parties to the voting trust agreement and pursuant to these trusts, James A. Block has sole investment power with respect to the Class B shares. James A. Block disclaims beneficial ownership to all 2,043,400 shares held in trust for the benefit of Susan B. Stearns.

  (4) Thomas Block owns 63,533 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner but disclaims ownership of: 25,053 shares owned by Marilyn Friedman, his wife; 40,618 shares held by Marilyn Friedman, as Custodian under the New York State Uniform Gifts to
       Minors Act for Jonathan Block and Alison Block, the children of Thomas Block; 128,298 shares owned by two trusts for the benefit of Jonathan Block and Alison Block, his children, of which Thomas Block is a co-trustee (with Marilyn Friedman, his wife) and shares investment powers with respect to the shares held by such trusts; 1,914,992 shares owned by a trust for the benefit of Thomas Block of which Thomas Block is a co-trustee (with Adele Block, his mother, and Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trust; 262,373 shares owned by four trusts of which Thomas Block is a co-trustee (with Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trusts; for the purposes of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 40, all 262,373 shares of these four trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger, and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 262,373 shares (representing of the total number of shares owned by the four trusts) were allocated to Thomas Block and 262,373 shares were allocated to Peggy Danziger and as a result the percentage of Class A shares owned has been attributed to both parties.

       In computing the aggregate number of shares owned by directors and officers as a group, the 262,373 shares owned by these four trusts were counted only once. Thomas Block disclaims ownership of those shares in which he shares investment powers with Peggy Danziger.
  (5) Peter Block owns 74 shares (not including 401-K Plan Holdings); 1,274,819 shares owned by two trusts for the benefit of James A. Block of which Peter Block is co-trustee. James A. Block has sole investment powers with respect to the shares held by such trusts. For the purpose of reporting shares for which a beneficial owner has no shared investment power in the tabular presentation on page 40, all 1,274,819 shares of these two trusts have been included in the total number of shares reported for James A. Block and Peter Block, and as a result such share have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 1,274,819 shares (representing the total number of shares owned by the two trusts in which Peter Block is a co-trustee with James A Block) were allocated to James A. Block and 1,274,819 shares were allocated to Peter Block. In computing the aggregate number of shares owned by directors and officers as a group, the 1,274,819 shares owned by these two trusts were counted only once.

  (6) Michael Danziger owns 14,687 shares, is deemed to be the beneficial owner but disclaims ownership of 5,811 shares owned by Elizabeth Danziger, his wife, 14,086 shares held by Michael Danziger as Custodian under the Massachusetts Uniform Gifts to Minors Act for James, Robert and Charles Danziger, his children; 61,137 shares held in trust for Michael Danziger, beneficiary of such trust; 27,784 shares owned by a trust for the benefit of Michael Danziger of which Michael Danziger is a co-trustee (with Richard Danziger, his father, and Katherine Danziger Horowitz, his sister) and shares investment powers with respect to the shares held by such trust; 1,039,998 shares owned by a trust for the benefit of Peggy Danziger of which Mic hael Danziger is a co-trustee (with Peggy Danziger, his mother, and Katherine Danziger Horowitz, his sister) and shares investment power with respect to the shares held by such trust; for the purpose of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 40, all 1,039,998 shares of such trust have been included in the total number of shares reported for Michael Danziger and Peggy Danziger, and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 1,039,998 shares (representing the total number of shares owned by said trust) were allocated to Michael Danziger and 1,039,998 shares were allocated to Peggy Danziger. In computing the aggregate number of shares owned by directors and officers as a group, the 1,039,998 shares owned by such trust were counted only once.

       Michael Danziger disclaims ownership to those shares in which he shares investment powers with Peggy Danziger.

  (7) Peggy Danziger owns 127,201 shares; 1,039,998 shares owned by a trust for the benefit of Peggy Danziger of which she is a co-trustee (with Michael Danziger, her son, and Katherine Danziger-Horowitz, her daughter) and of which she shares investment powers with respect to the shares held by such trusts; for the purpose of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 40, all 1,039,998 shares of such trust have been included in the total number of shares reported for Peggy Danziger and Michael Danziger, and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 1,039,998 (representing the total number of shares owned by said trust) were allocated to Peggy Danziger and 1,039,998 shares were allocated to Michael Danziger and as a result, the percentage of Class A shares owned has been attributed to both parties. In computing the aggregate number of shares o wned by directors and officers as a group, the 1,039,998 shares owned by said trust were counted only once; 262,373 shares owned by four trusts of which Peggy Danziger is a co-trustee (with Thomas Block, her brother) and shares investment powers with respect to the shares held by such trusts; for the purpose of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 40, all 262,373 shares of these four trusts have been included in the total number of shares reported for both such shares Thomas Block and Peggy Danziger, and as a result such shares have been reported twice; and all 4,309 shares owned by two testamentary trusts of which Richard Danziger, her husband, is a co-trustee with another party having shared investment powers with respect to the shares held by such trusts. In computing the percentage of Class A shares owned by a beneficial owner, 262,373 shares (representing the total number of shares owned by the four trusts in which Peggy Danziger is a co-trustee with Thomas Block) were allocated to Thomas Block and 262,373 shares were allocated to Peggy Danziger and as a result, the percentage of Class A shares owned has been attributed to both parties. In computing the aggregate number of shares owned by directors and officers as a group, the 262,373 shares owned by these four trusts were counted only once.

       Peggy Danziger disclaims beneficial ownership of one-half of the shares for which she is co-trustee.

  (8) Peter J. Repetti disclaims beneficial ownership of 271 shares owned by his wife.

  (9) Peggy Danziger disclaims beneficial ownership to all 4,309 shares of which Richard M. Danziger, her husband is co-trustee with a third party.

Item 13. Certain Relationships and Related Transactions

    On March 1, 1989, Donald H. LeSieur, Executive Vice President, United States gave a promissory note to the Company in the amount of $200,000 pursuant to an agreement under which two previous loans were consolidated into a single loan evidenced by a single promissory note. Under the terms of the consolidated loan agreement the previous loans were cancelled. On May 26, 1989, Mr. LeSieur received an additional loan in the amount of $20,000 also secured by a promissory note. These loans are collateralized by sums to which Mr. LeSieur is entitled as deferred compensation under the Company's Special Stock Unit
Plan or under any other deferred compensation program in which Mr. LeSieur participates and a mortgage on certain real estate owned by Mr. LeSieur and his wife equal to the amount of the loan. The principal of each loan is payable on or before June 30, 2007. Interest on the unpaid principal balance accrues at the seven year Treasury Bill rate as published by The New York Times, said interest to be adjusted semi-annually on July 1 and January 1 of each year. Interest only on the unpaid principal balance is due and payable monthly. Principal of the consolidated loan is to be repaid at the rate of $12,000 per annum. Principal of the May 26, 1989 loan is to be repaid at the rate of $1,200 per annum, commencing June 1, 1991. The loan agreement provides for immediate repayment of the unpaid principal balance upon the occurrence of any one of a number of specified events.

    On May 31, 1998, John E. Peters, Senior Vice President, General Counsel and Secretary, repaid in full the remaining principal balance of $80,000 on a Promissory Note to the Company in the original principal amount of $100,000 made pursuant to an agreement, dated June 1, 1993, under which the Company loaned $100,000 to Mr. Peters. The loan to Mr. Peters was collateralized by sums to which Mr. Peters was entitled as deferred compensation under the Company's Special Stock Unit Plan and by a mortgage on certain real estate owned by Mr. Peters and his wife equal to the amount of loan. Mr. Peters paid interest on the unpaid balance over the term of the loan at a rate equal to the seven year Treasury Bill rate as published in the New York Times, as adjusted semi-annually on July 1 and January 1 of each year.

Change in Control Agreement

    Donald H. LeSieur, Melvin Kopp, Peter C. Mann, John E. Peters and Michael C. Alfano have entered into a Change-In-Control Agreement (CIC) with the Company to assure continuity in management in the event the Block family divests itself of more than fifty percent (50%) of the Company's voting stock.

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

Compensation Committee Interlocks and Insider Participation

    The Company does not have a Compensation and Benefits Committee which determines the compensation of its Executive Officers. The Company utilizes the services of independent expert compensation consultants to evaluate the total compensation of the Company's Executive Officers. The consultants' recommendations are submitted to the members of Office of the Chief Executive for consideration. During fiscal year 1998, Leonard Block, James A. Block, Thomas R. Block and Donald H. LeSieur were members of the Office of the Chief Executive.

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as a part of this report:

      1. Financial Statements and Supplementary Data:

         Report of Coopers & Lybrand L.L.P., dated June 2, 1998.

         Consolidated Balance Sheets - March 3l, 1998 and 1997,

         Consolidated Statements of Income and Retained Earnings for the Years ended March 3l, 1998, 1997 and 1996,

         Consolidated Statements of Cash Flows for the Years ended March 3l, 1998, 1997 and 1996,

         Notes to Consolidated Financial Statements

         Supplementary Data:

         Selected quarterly data for the two years ended March 3l, 1998.

      2. Additional Financial Statement Data:

         Supplemental Auditors' Reports

      3. Financial Statement Schedule: II - List names of auditors and date of reports

  Schedules other than those listed above are omitted because they are not required or not applicable.

      4. Index to Exhibits:

         Exhibit 3(a) Restated Certificate of Incorporation, as amended June 14, 1971, December 10, 1985, October 9, 1987 and October 31, 1990, incorporated by reference from Exhibit 4.1 in the Company's Form S-8 filed with the Securities and Exchange Commission on June 3, 1998.

         Exhibit 3(b) Amended and Restated By-Laws, as amended through January 8, 1998, incorporated by reference from Exhibit 4.2 in the Company's Form S-8 filed with the Securities and Exchange Commission on June 3, 1998.

         Exhibit 3(c) Certified Resolution dated June 19, 1998 of the Board of Directors Resolution dated June 2, 1998 amending the Company By-Laws.

         Exhibit 10(a) Block Drug Company, Inc. Stock Option Plan, dated May 27, 1998, incorporated by reference to Exhibit 99.1 to the Company's Form S-8 filed with the Securities and Exchange Commission on June 3, 1998.

         Exhibit 10(b) Block Drug Company, Inc.'s Special Stock Unit Plan, amended and restated as of January 31, 1997.

         Exhibit 10(c) Block Drug Company, Inc.'s Restated Excess Benefit Pension Plan, effective May 31, 1983.

          Exhibit 10(d) Employment Agreement effective July 1, 1997, between Block Drug Company, Inc. and Donald H. LeSieur, Executive Vice President, President International Division.

          Exhibit 10(e) Employment Agreement effective November 1, 1997, between Block Drug Company, Inc. and Peter M. Block, President European Division.

          Exhibit 10(f) Consulting Agreement effective May 1, 1997, between Block Drug Company, Inc. and Melvin Kopp, Senior Vice President and Chief Financial Officer.

          Exhibit 10(g) Form of Award Letter under the Stock Option Plan, with changes required by laws of foreign jurisdiction relating to local labor law considerations and tax matters.

          Exhibit 21     Subsidiaries of the Company.

          Exhibit 27     The Financial Data Schedule.

  (b)  Reports on Form 8-K.

       No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


Block Austria Gesellschaft m.b.H.

ResselstraBe 18
A-6020 Innsbruck

                         REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying balance sheets of Block Austria Gesellschaft m.b.H.

We took as basis for our audit the Austrian Commercial Code and the rules of your Audit Procedures for foreign Subsidiaries and Branches for the 1997 business year. The financial statements and all other documents used in the audit are the responsibility of the management of Block Austria Gesellschaft m.b.H..

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

Audit Opinion

There are no objections against the enclosed financial statements as of December 31, 1997 concerning the accounting, which was the basis for the financial statements. Therefore, we can issue the following.

                            unqualified auditor's opinion
                  to the financial statements as of December 31, 1997
                    according to 274 (1) Austrian Commercial Code

"Based on an audit performed in accordance with our professional duties, the accounting records and the financial statements comply with the legal regulations. The financial statements present, in compliance with required accounting principles, a true and fair view of the net worth, financial position and results of the company."

Innsbruck, February 9, 1998

                         Europa Treuhand Ernst & Young Tirol
                       Wirtschaftspr fungs-und Steuerberatungs
                                 Gesellschaft m.b.H.

(Dkfm. Dr. Rolf Kapferer)                           (Mag. Angelika Hellweger)


To the Board of Directors of
STAFFORD-MILLER CONTINENTAL N.V.
Nijverheidsstraat 9

2260    OEVEL-WESTERLO



Dear Sirs,

We have audited the accompanying balance sheets of Stafford-Miller Continental N.V. as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Stafford-Miller Continental N.V. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all materials respect in relation to the basic financial statemen ts taken as a whole.

Ernst & Young

J. Englishstraat 54
2140 Borgerhout (Antwerpen)

April 8,1998


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Block Drug Company (Japan), Inc.:

We have audited the accompanying balance sheets of Block Drug Company (Japan), Inc.(a Japanese corporation) as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Company (Japan), Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for depreciation in 1997.

Arthur Andersen
Osaka, Japan
March 5, 1998

                          REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Stafford-Miller Nederland B.V.

We have audited the accompanying balance sheets of Stafford-Miller Nederland B.V. at December 31, 1997 and 1996, and the statements of income and retained earnings and cash flows for the years 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Stafford-Miller Nederland B.V. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years 1997, 1996 and 1995 in conformity with accounting principles generally accepted in the United States of America.

Our audits have been made primarily for the purpose of expressing an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, and in our opinion, is fairly stated in all material respects in relation to the ba sic financial statements taken as a whole.


Moret Ernst & Young Accountants

Drentestraat 20
1083 HK Amsterdam
PO Box 7883
1008 AB Amsterdam
The Netherlands

February 11, 1998

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Stafford-Miller S.r.l.

We have audited the accompanying balance sheets of Stafford Miller S.r.l. as of December 31, 1997 and 1996 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stafford Miller S.r.l. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information as of and for the year ending December 31, 1997, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                        Reconta Ernst & Young SpA
                                        Via Torino 68
                                        20123 Milano

February 11, 1998

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Stockholders and the Board of Directors
Block Drug Co. (Philippines) Inc.

We have audited the accompanying balance sheets of Block Drug Co. (Philippines) Inc. (a wholly owned subsidiary of Block Drug Company, Inc.) as of December 31, 1997 and 1996, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Co. (Philippines), Inc. as of December 31, 1996 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As explained in Note 9 to the financial statements, the Company changed its method of accounting for income tax effective 1997.

Our audits have been made primarily for the purpose of expressing an opinion on the basic financial statements taken as a whole. The supplementary information accompanying the financial statements is not necessary for the fair presentation of the financial position, results of operations, and cash flows of Block Drug Co. (Philippines), Inc. in conformity with generally accepted accounting principles. The supplementary information is presented only for purposes of additional analysis. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                        Sycip, Gorres,Velayo & Co.
                                        PTR No. 1263144
                                        January 15, 1998
                                        Makati City


                                        February 16, 1998

                             REPORT OF INDEPENDENT AUDITORS


The Management
Block Drug Company, Inc.

Ratingen Branch

We have audited the accompanying balance sheets of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1998 and 1997 and the related statements of income and retained earnings and cash flows for each of the three years in the period ended Marc h 31, 1998. These financial statements are the responsibility of the Branch's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

Our audits have been made primarily for the purpose of expressing an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (pages 1 to 16) is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in r elation to the basic financial statements taken as a whole.

                                Schitag Ernst & Young
                                Deutsche Allgemeine Treuhand AG
                                Wirtschaftsprufungsgesellschaft

                                Dingler Beyer
                                Wirtschaftsprufer       Wirtschaftsprufer
                                (Independent Public     (Independent Public
                                     Accountant)            Accountant)

Dusseldorf,
April 23, 1998

                      REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of
Laboratoires Stafford-Miller, S.A.R.L.

We have audited the accompanying balance sheets of Laboratoires Stafford-Miller, S.A.R.L. (the Company) at December 31, 1997 and 1996, and the related statements of income and retained earnings and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Laboratoires Stafford-Miller, S.A.R.L. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.

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


ERNST & YOUNG Entrepreneurs
Departement d'E&Y Audit



        Christian Colineau

February 10, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


Buenos Aires, February 18, 1998

To The Board of Directors of
Stafford Miller Argentina S.A.

In our opinion, the accompanying balance sheets of Stafford Miller Argentina S.A. at December 31, 1997 and 1996 and the related statements of income and retained earnings and of cash flows for each of the three years ended
December 31, 1997, expressed in historical pesos, are presented fairly, in all material respects, for purposes of consolidation on the bases described in
Note 1. Our audits of the financial statements expressed in historical pesos were made in conjunction with our audits of the restated local currency statutory financial statements.

These financial statements are the responsibility of Stafford Miller
Argentina S.A. management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance wi th auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

We have also audited the restated local currency financial statements of Stafford Miller Argentina S.A. for the years ended December 31, 1997 and 1996, not submitted herewith, prepared on the basis of accounting principles generally accepted in Argentina. An unqualified report will be issued once the financial statements at December 31, 1997 are approved by the Company's Board of Directors. On April 30, 1997 we issued our unqualified report on the financial statements at December 31, 1996.

Because of the limited purpose of the financial statements expressed in historical pesos, this report is intended solely for the use of management of Stafford Miller Argentina S.A. and Block Drug Company, Inc.



PRICE WATERHOUSE & CO.

by                            (Partner)
         Juan P. Jackson Schedule II

                     BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

                     Years Ended March 31, 1998, 1997 and 1996

                                     Additions
                       Balance at    Charge to
                       Beginning     Costs and                   Balance at
     Description       of Period     Expenses      Deduction     End of Period
                                                                     1998
Allowances for
discounts,
doubtful accounts
and returns          $4,504,000    $27,095,000    $27,153,000     $4,446,000

1997

Allowances for
discounts,
doubtful accounts
and returns          $4,188,000    $27,867,000    $27,551,000     $4,504,000

1996

Allowances for
discounts,
doubtful accounts
and returns          $3,222,000    $23,645,000    $22,679,000     $4,188,000

                                   EXHIBIT 21

                            Subsidiaries of Registrant

The following list shows the Company and its subsidiaries, all of which (except as indicated) are wholly owned and included in the Consolidated Financial Statements in this report.

                                                    Jurisdiction
Identification                                    of Incorporation

Block Drug Company, Inc.                                New Jersey
Stafford-Miller International, Inc.                     New Jersey
Reedco, Inc.                                            Delaware
Dentco, Inc.                                            Delaware
Block Drug Corporation                                  New Jersey
Block Austria Gmbh                                      Austria
Block Uruguay, S.A.                                     Uruguay
Block Drug Company (Canada) Limited                     Ontario, Canada
Block Drug Company (Japan), Inc.                        Japan
Block Drug Company (Philippines), Inc.                  Manila, Philippines
Block Drug Company (Thailand) Limited                   Thailand
Block Drug Company (Korea) Limited                      Korea
Laboratoires Stafford-Miller S.A.R.L. (a)               France
Stafford Miller Argentina S.A.                          Argentina
Stafford-Miller (Canada) Inc. (b)                       Ontario, Canada
Stafford-Miller Continental, NV-SA                      Belgium
Stafford-Miller de Espana, S.A.                         Spain
Stafford-Miller de Mexico, S.A. de C.V.                 Mexico
Stafford-Miller Industria Ltda.                         Brazil
Stafford-Miller Foreign Sales Corporation               St. Thomas,
                                                        Virgin Islands
Stafford-Miller (Ireland) Limited                       Ireland
Stafford-Miller Limited                                 Great Britain
Stafford-Miller Nederland B.V.                          Netherlands
Stafford-Miller (N.Z.) Limited                          New Zealand
Stafford-Miller (Portugal) Quimico-Farmaceutica, Lda.   Portugal
Stafford-Miller RE Limited (b)                          Great Britain
Stafford-Miller S.r.l.                                  Italy
Stafford-Miller Scandinavia Aktiebolag                  Sweden


(a)  Wholly-owned subsidiary of Stafford-Miller Continental, NV-SA.

(b)  Wholly-owned subsidiary of Stafford-Miller (Ireland) Limited.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of June, 1998.

                                               BLOCK DRUG COMPANY, INC.
                                                     (Registrant)
                                                      MELVIN KOPP
                                BY                    Melvin Kopp
                                 Senior Vice President & Chief Financial Officer

    Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of June, 1998.

Principal Executive Officer:

         LEONARD N. BLOCK
         Leonard N. Block
         Senior Chairman

Principal Financial and Accounting Officer:

          MELVIN KOPP
          Melvin Kopp
Senior Vice President & Chief Financial Officer

Directors:
       LEONARD BLOCK                           JAMES A. BLOCK
       Leonard Block                           James A. Block

        THOMAS R. BLOCK                        PETER M. BLOCK
        Thomas R. Block                        Peter M. Block

        DONALD H. LESIEUR                      MICHAEL C. ALFANO
        Donald H. LeSieur                      Michael C. Alfano, D.M.D., Ph.D.

        MICHAEL P. DANZIGER                    PEGGY DANZIGER
        Michael P. Danziger                    Peggy Danziger

        DOMINICK P. DEPAOLA                    WILLIAM T. GOLDEN
        Dominick P. DePaola, D.D.S., Ph.D.     William T. Golden

        MELVIN KOPP                            PETER C. MANN
        Melvin Kopp                            Peter C. Mann

        JOHN E. PETERS                         PETER J. REPETTI
        John E. Peters                         Peter J. Repetti

        MARY C. TANNER
        Mary C. Tanner

Exhibit 3(c)
        Certified Resolution

       I, John E. Peters, Hereby Certify that I am the duly elected and acting Secretary of Block Drug Company, Inc., a New Jersey corporation, and that the following is a true and correct copy of a Resolution adopted by the Board of Directors of sa id corporation on June 2, 1998.

       RESOLVED, that the following four (4) Officers, the Senior Chairman of the Board, the Chairman of the Board, the President, and the President Europe of the Corporation, are hereby appointed members of the Executive Committee of the Board of D irectors, to act during the intervals between meetings of the Board of Directors with the right, except as limited by statute or the Bylaws, to exercise all the powers of the Directors in the management of the business and affairs of the Corporation. Said Executive Committee shall act only upon the consent of a majority of such members.

       RESOLVED, that Leonard Block, James Block, Thomas Block, and Peter Block are hereby appointed members of the Special Stock Unit Plan and Stock Option Plan Committee of the Board of Directors. Said Special Stock Unit Plan and Stock Option Plan Committee shall act only upon the consent of a majority of such members.

       In Witness Whereof, I have hereunto set my hand and the seal of the corporation this 19th day of June, 1998.


                                                 JOHN E. PETERS
      62                                        John E. Peters, Secretary

        EXHIBIT 10(b)

        SPECIAL STOCK UNIT PLAN
        AS AMENDED, JANUARY 31, 1997

        BLOCK DRUG COMPANY, INC.
        (U.S. and International  Employees)

A.      PURPOSES:

        The Plan is intended to provide greater motivation and incentive for those eligible employees of the Company and its Subsidiaries who are making and can continue to make significant contributions to the success of the business, to attract and to retain employees of outstanding caliber and competence and to enhance the identity of interests between the stockholders of the Company and the employees who are Participants in the Plan.

        In furtherance of the foregoing it is the express purpose of the Plan to provide Participants with:

        1.      Retirement income;
        2.      Deferred compensation;
        3.      Supplemental income; and
        4. To have all payments from the Plan considered qualified retirement benefits as set forth in paragraph 5 of Section L of this Plan.

B.      DEFINITIONS:

        1. As used in this Plan, the following terms shall have the meanings set forth below:

        (a) Award Date" shall mean the date on which an award, or replacement award, of one or more Special Stock Units is made to a Participant.
        (b) "Base Period Earnings Per Share" shall mean four (4) times the average of the Quarterly Earnings Per Share of the twelve (12) consecutive completed Calendar Quarters next preceding the Award Date: PROVIDED, HOWEVER, that if the sum of the Quarterly Earnings Per Share of any four (4) consecutive Calendar Quarters [within such period of three (3) years] is less than the sum of the Quarterly Earnings Per Share of the immediately preceding four (4) consecutive Calendar Quarters, there shall be substituted, for each of such succeeding four (4) Calendar Quarters, the net earnings per share fixed by the Committee.
        (c) "Base Period Value Per Unit" shall mean an amount equal to fifteen (15) times the Base Period Earnings Per Share multiplied by two (2).
        (d) "Calendar Quarter" shall mean the quarter-annual periods ending on June 30, September 30, December 31 and March 31.
        (e) "Committee" shall mean the committee having control of the administration of the Plan as provided for in Section C of this Plan.
        (f) "Common Stock" shall mean the Class A Common Stock of the Company, or any class of common stock of the Company issued in exchange or substitution therefor.
        (g) "Company" shall mean Block Drug Company, Inc., or any successor thereto.
        (h) "Disability" and "Disabled" shall have the meaning given those terms in the Block Drug Retirement Plan, as amended from time to time.

        (i) "Deferred Compensation Amount" shall mean the amount payable to a Participant, Participant's designated beneficiaries or Participant's estate which shall be determined in the manner provided for in Section G of this Plan.

        (j) "Election" shall mean Participant's required irrevocable decision, within sixty (60) days after an Award Date, as evidenced by a form provided by the Company and signed by Participant, to receive payment of the Deferred Compensation A mount when the Special Stock Units become fully vested, or to defer payment to any subsequent year after the Special Stock Units become fully vested, but subject to the provisions of Section H paragraph 1 and the restrictions in Section H paragraph 2. If Participant decides to defer payment, Participant shall have the choice of designating whether payment of the Deferred Compensation Amount shall be made on February 15, or August 15, in the year in which Participant elects to receive payment ("the Elected Payment Day"). Thus,
                the Termination   Earnings Per Share Date will be either the
                31st of December or the 30th of June of that year whichever immediately precedes the date Participant elected to receive payment.
        (k) "Hardship" shall mean an extreme financial emergency or need for which funds are not reasonably available from other sources. These needs include extraordinary medical expenses not covered by insurance, purchase of a primary residence, burdensome family educational expenses or any other extraordinary financial need.
        (l) "Interest" shall mean the annual rate of interest equal to the prime rate of interest as published in the Wall Street Journal on the day which necessitates payment is to be made, minus the percentage obtained by multiplying said prime rate by the percentage amount of the maximum Federal and the effective New Jersey corporate income tax rates applicable to the Company.
                In its sole and nonreviewable discretion, the Committee shall determine whether and to what extent, if any, adjustments should be made to the rate of interest to be paid, if there are fluctuations in the tax rates applicable to the Company.
        (m) "Normal Retirement Date" shall mean the first day of the month coincident with or next following a Participant's sixty-fifth
                (65th) birthday; PROVIDED, HOWEVER, that the Committee, in its sole and nonreviewable discretion, and upon such criteria as the Committee may consider appropriate, may treat the date of the Termination of Employment of any living, nondisabled Participant over the age of sixty-two (62) years as his Normal Retirement Date, in which event such Participant's Termination of Employment shall be deemed to have occurred by reason of Participant's retirement on Participant's Normal Retirement
                Date for all purposes hereunder.
        (n) "Participant" shall mean an employee of the Company or a Subsidiary to whom one or more Special Stock Units are awarded under this Plan.
        (o) "Participant's Account" shall mean the record established by the Company for each Participant showing the number of Special Stock Units awarded to Participant by the Committee from time to time, and the Base Period Value Per Unit and Award Date of each such Special Stock Unit.
        (p)     "Plan" shall mean the Special Stock Unit Plan of the Company, as described herein, or as amended from time to time.
        (q)     "Quarterly Earnings Per Share" shall mean the Calendar Quarter net earnings per share of Common Stock reported by the Company to the Securities and Exchange Commission, as adjusted, by the Committee, or as restated by the Company, if the Committee, in its sole and nonreviewable discretion, shall deem it appropriate, by, but not limited to:

       (I) Eliminating or restating any one or more items of income, expense, gain or loss, of whatever nature, and/or:
       (II) Restating net earnings per share to reflect a material reduction or increase in the number of outstanding shares of the common stock of the Company, of whatever class, and/or:
       (III) Limiting the Quarterly Earnings Per Share for any Calendar Quarter to an amount equal to one hundred and fifteen percent (115%) of the Quarterly Earnings Per Share of the comparable Calendar Quarter in the immediately preceding Calend ar Year, after adjusting the earnings of each such prior year's quarter by the increase in the cost-of-living for the twelve (12) month period succeeding such prior year's quarter. Such cost-of-living adjustment shall be based upon the Consumer
                Price Index for All Urban Consumers published by the U.S. Department of Labor, Bureau of Labor Statistics or its equivalent.

                In the event that the net earnings per share of any one or more prior Calendar Quarters shall be adjusted, as provided for herein, the Committee, in its sole and nonreviewable discretion, shall determine whether and to what extent, if any, such prior period adjustments should be reflected in the computation of Base Period Earnings Per Share and/or Termination Earnings Per Share and whether the number of Special Stock Units credited to each Participant's Account should be adjusted .

        (r) "Special Stock Unit" shall mean the equivalent of two (2) shares of the Common Stock having a value equal to its Base Period Value Per Unit.
        (s) "Special Stock Units Awarded" shall mean the number of Special Stock Units originally awarded and adjusted to reflect stock dividends paid on the Common Stock or as otherwise adjusted by the Committee.
        (t) "Subsidiary" shall mean any corporation of which more than fifty percent (50%) of the total combined voting stock, of all classes, is owned by the Company and/or another corporation or entity which directly or indirectly controls, is controlled by, or is under control of the Company.
        (u) "Termination of Employment" shall mean the cessation of any Participant's employment with the Company and any and all Subsidiaries for any reason, including death or disability.
        (v) "Termination Date" shall mean the first to occur of (a) the Participant's Normal Retirement Date, or (b) the effective date of the Termination of Employment of a Participant from the Company and any and all Subsidiaries, irrespective of the cause or reason for such termination.
        (w) "Termination Earnings Per Share" shall mean four (4) times the average of the highest Quarterly Earnings Per Share of any twelve (12) consecutive Calendar Quarters starting with the first Calendar Quarter used to compute the Participant's Base Period Earnings Per Share and ending with the last completed Calendar Quarter on or before the date Participant is entitled to receive payment.
        (x) "Termination Value Per Unit" shall mean an amount equal to fifteen (15) times the Termination Earnings Per Share multiplied by two (2).

C.      ADMINISTRATION:

        1. The Board of Directors of the Company shall appoint a Committee of two (2) or more individuals, who shall serve at the pleasure of the Board of Directors, to administer the Plan. The Committee shall elect one of the members thereof to serve as Chairman at the pleasure of the Committee. No award of Special Stock Units shall be made to an employee of the Company or any Subsidiary while and so long as that employee shall be a member of the Committee.
        2. The Committee, among other things, shall determine, in its sole discretion, subject to the provisions of this Plan:

                (a) The employees of the Company and/or its Subsidiaries who shall participate in this Plan from time to time;
                (b) The time or times when Special Stock Units shall be awarded to any and all Participants; and
                (c) The number of Special Stock Units which shall be awarded to each and every Participant.

        3. The Committee shall construe and interpret the meaning and application of all provisions of this Plan, and all such constrictions and interpretations shall be binding and conclusive on all persons having any interest therein.
        4. The Committee shall hold meetings upon such notice, at such place or places, and at such time or times as the members shall determine from time to time. The Committee may delegate ministerial duties to one or more employees of the Company or its Subsidiaries, and may authorize one or more of their number as an agent to execute or deliver any instrument or make any payment on behalf of the Committee, and may employ or engage such persons as may be reasonably required or desirable in carrying out the provisions of this Plan.
        5. A majority of the members of the Committee at the time in office shall constitute a quorum for the transaction of business. All resolutions or other actions taken by the Committee shall be by the vote of a majority of the Committee, but resolutions may be adopted or other actions taken by the Committee without a meeting upon the written consent signed by a majority of the members of the Committee.
        6. No member of the Committee shall receive any compensation for services rendered as such, nor shall such member be liable for any act done or omitted or determination made in good faith.
        7. The Company shall bear all costs and expenses incident to the administration of the Plan.

D.      ELIGIBILITY:

        1. Any employee of the Company or its Subsidiaries, including an employee who also may be an officer or director of the Company or any Subsidiary (excepting only any employee who is a member of the Committee while and so long as such emp loyee is a member) shall be eligible to receive an award of one or more Special Stock Units.

E.      AWARD OF SPECIAL STOCK UNITS:

        1. The Committee, from time to time, may award one or more Special Stock Units to a Participant. Each such award shall be made as of a month and day designated by the Committee.
        2. All Special Stock Units awarded to a Participant shall be credited to Participant's Account as of the Award Date.
                Within sixty (60) days following such credit, the Committee shall issue a non-negotiable certificate to the Participant setting forth the number of Special Stock Units awarded to Participant, the Base Period Value Per Unit and the Award Date of each of such Special Stock Units.
        3. The aggregate number of Special Stock Units credited to all Participants at any one time shall not exceed two and one-half percent (2.5%) of the total number of the then outstanding shares of all classes of common stock of the Company . In computing such aggregate number of Special Stock Units, there shall not be included Special Stock Units awarded to any and all Participants whose Termination of Employment has occurred but, pursuant to paragraph 5 of Section H of this Plan, the Deferred Compensation Amount has not yet been paid.
        4. The Committee at any time and from time to time, with the consent of a Participant, may cancel all or any number of Special Stock Units theretofore awarded to Participant and make an award of one or more Special Stock Units in lieu thereof.

F.      VESTING:

        1. Except as otherwise provided in paragraphs 2 of this Section, one-twentieth (1/20) of the Special Stock Units Awarded to a Participant and credited to Participant's Account, as of a particular Award Date, shall become vested at the end of such successive period of three (3) full months following such Award Date, provided that during such period, the Participant shall be employed by the Company or a Subsidiary: thus, all Special Stock Units Awarded to a Participant on any one Award Date shall become fully vested on the fifth (5th) anniversary of such Award Date, provided that on such fifth (5th) anniversary Participant is employed by the Company or a Subsidiary and had been so employed continuously during the period between the said Award Date and the fifth (5th) anniversary thereof.
        2. In any case when there is termination of employment of a Participant due to death or disability, or if the Participant's Normal Retirement Date is reached, (i) all Special Stock Units in Participant's Account shall be fully vested on the date of the occurrence of such event, irrespective of the length of the period between the Award Date of any or all Special Stock Units and the date of such termination of employment, or Normal Retirement Date (ii) no additional Special Stock Units shall be awarded to Participant, (iii) the value of said Special Stock Units in Participant's Account will no longer appreciate and
                (iv) the Deferred Compensation Amount will be paid in accordance with the provisions of paragraph 5 of Section H of the Plan.

G.      DETERMINATION OF DEFERRED COMPENSATION AMOUNT:

        1. When Participant's Termination Date is reached, then, solely with respect to that number of Special Stock Units Awarded and credited to Participant's Account which are vested on the Termination Date (in accordance with the provisions of Section F of this Plan) or when payments are to be made in accordance with Section H of this plan, Participant shall be entitled to receive as the Deferred Compensation Amount the excess, if any, of:

                (a) The Termination Value Per Unit of the aggregate number of Special Stock Units Awarded which are vested:



                (b) The aggregate Base Period Value Per Unit of such vested Special Stock Units awarded: PROVIDED, HOWEVER, in computing the Deferred Compensation Amount, there shall not be taken into account any one Award where the aggregate Bas e Period Value Per Unit exceeds the Termination Value Per Unit of the aggregate number of Special Stock Units Awarded.

H.      PAYMENT OF DEFERRED COMPENSATION AMOUNT:

        1. Subject to the provisions of paragraph 2 of this Section, Participants who have not made an Election to defer payment of their Deferred Compensation Amount shall be paid the Deferred Compensation Amount on the thirtieth (30th) day following the date on which Participant's Special Stock Units become fully vested in accordance with the provisions of this Plan. Participants who have made an Election to defer payment shall be paid their Deferred Compensation Amount on the Elected Payment Day. Participants receiving payment under the provisions of this paragraph, shall receive replacement Special Stock Units as provided in paragraph 4 of this Section.
        2. Regardless of when vesting occurs, payments will not be made during the period commencing with Participant's 60th birthday and ending with Participant's Normal Retirement Date, except when there is Termination of Employment.
        3. In the case of Hardship, any Participant may request the Committee for payment of Participant's Deferred Compensation Amount with respect to any or all of those Special Stock Units credited to Participant's Account which are fully vested as of the date of such request. Such request must be made in writing at least thirty (30) days prior to the proposed date of payment. If the Committee, in the exercise of its sole and nonreviewable discretion, shall consent to the request for such payment, then the Deferred Compensation Amount to which the Participant is entitled with respect to such fully vested Special Stock Units shall be determined and then paid on the thirtieth (30th) day following the date of the request, with a replacement award to be issued in the manner provided in paragraph 4 of this Section.

        4. Except in situations where Participant is paid a Deferred Compensation Amount (i) due to Participant's Normal Retirement Date having been reached, or (ii) due to Participant's Termination of Employment, upon Participant's tender of the certificate(s) covering those Special Stock Units for which payment is made the Special Stock Units will be cancelled and a new award, equal to the original dollar value of the award(s) being cancelled, will be issued. The Award Date of the replacement Special Stock Units will be that date which is thirty (30) days prior to the date payment is due. The replacement Special Stock Units will fully vest in five (5) years and will not take the place of normally scheduled awards. The issuance of r eplacement Special Stock Units shall be contingent upon Participant's employment by the Company or any Subsidiary on the date payment is made.
         5. When there is Termination of Employment of a Participant, or if the Participant's Normal Retirement Date is reached, the Deferred Compensation Amount shall be paid within one (1) year from the date the event occurs. In the event the termination of employment of a Participant shall be occasioned by Participant's death or disability, the Deferred Compensation Amount shall be paid, in the case of a disabled Participant, to the Participant, or otherwise as Participant may in writing direct, or else to a duly appointed committee, guardian or conservator, if any, or in the case of a deceased Participant, to the beneficiary or beneficiaries most recently designated by the Participant in a writing filed with the Committee, or if no such designation shall have been made, or if all designated beneficiaries shall die before all payments have been made, then any remaining payments shall be made to the Participant's estate.
        6. In all instances when the Deferred Compensation Amount is not paid on the thirtieth (30th) day succeeding the event which necessitates payments being made, Interest on the unpaid amount shall accrue as of the thirty-first (31) day after the event until the Deferred Compensation Amount is paid.

I.      ADJUSTMENT OF SPECIAL STOCK UNITS:

        1. If there shall be a material change in the character or number of the outstanding shares of the Common Stock by reason of any split-up, stock dividend, combination, recapitalization, merger, consolidation or any redemption or exchange of shares, or otherwise, the Committee shall make adjustments to (a) the Base Period Value Per Unit of each of the Special Stock Units previously awarded, or (b) the number of Special Stock Units credited to each Participant Account, or both, as is necessary to assure that they will reflect the same proportionate value to the Participant after any such corporate action as before.

J.      NON-ALIENATION OF BENEFITS:

        1. A Participant's rights, interests and benefits under this Plan shall not be subject to assignment, transfer, pledge, encumbrance or charge, excepting only that in the case of a Participant's death, Participant's rights, interests and benefits may pass to Participant's beneficiaries or Participant's estate as provided for in paragraph 5 of Section H of this Plan.

K.      AMENDMENT AND TERMINATION:

        1. The Board of Directors of the Company shall have the right to amend this Plan in any respect from time to time, or to terminate it at any time.
        2. Neither any amendment nor the termination of the Plan shall affect the right of a Participant solely to receive the net increment with respect to those Special Stock Units credited to Participant's Account which are vested on the date of such amendment or termination.

L.      ADDITIONAL PROVISIONS:

        1. Participant's decision to defer, or not to defer, payment of the Deferred Compensation Amount may result in important tax consequences to Participant. Participant should consult with an attorney or financial advisor before making thi s decision.
        2. The Company and its Subsidiaries shall have the right to deduct from Participant's wages and from payments of Deferred Compensation Amounts any taxes or other amounts required by law to be withheld due to increases in the vested amounts or due to the payment of the Deferred Compensation Amount.
         3. Neither the Company or its Subsidiaries has established, nor shall it be required to establish, any special or separate fund nor has the Company or its Subsidiaries made any other segregation of assets to assure, or secure, nor does the Company or its Subsidiaries in any way guarantee the payment of any Deferred Compensation Amount.
        4. No employee of the Company or its Subsidiaries or any other person shall have the right to become a Participant or have any claim or right to receive an award of Special Stock Units under this Plan.
        5. Neither the existence nor provisions of this Plan nor any action taken hereunder shall be deemed to give any employee the right to be retained in the employ or service of the Company or any Subsidiary or to interfere with the rights of the Company or any Subsidiary to discharge any employee at any time. It is the Company's intent to provide retirement income to Participant and to have all payments under the Plan be considered qualified retirement benefits under the law. By paying Participant's Deferred Compensation Amounts prior to Participant's Termination of Employment, the Company may lose certain rights. Therefore, the Company may request the Participant sign a waiver acknowledging the intent of the Company and Participant to consider any such payment(s) to be part of Participant's qualified retirement benefit and the lack of such right by the Participant to be retained by the Company.
        6. By action of their respective Boards of Directors, Subsidiaries may adopt this Plan for Participants who are employees of such Subsidiaries. In such event, such Subsidiaries shall assume the payment liability of the Deferred Compensat ion Amount for their Participant employees.
        7. This Plan and all requirements thereunder shall be construed in accordance with and governed by the laws of the State of New Jersey, United States of America.


M.      EFFECTIVE DATE:

        1. The effective date of this Plan is May 25, 1976, as amended February 14, 1989, April 1, 1991, and as further amended January 31, 1997.

        Exhibit 10(c)

        BLOCK DRUG COMPANY, INC.
        RESTATED EXCESS BENEFIT PLAN

        WHEREAS, BLOCK DRUG COMPANY, INC. (the "Company") adopted an Excess Benefit Plan effective May 31, 1983; and

        WHEREAS, as a result of changes in the law regarding benefit limitations, the Company amended the Plan by restating it in its entirety on December 11, 1987 and January 25, 1989; and

        WHEREAS, as a result of further changes in the law regarding benefit limitations, the Company desires to restate the Plan; and

        WHEREAS, the Company desires to provide additional benefits to its corporate officers at the level of Vice-President and above who are participants in the Block Drug Restated Retirement Plan (1984) and whose benefits are limited by the provisions of Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended.

        NOW, THEREFORE, the Company hereby adopts the following Excess Benefit
        Plan:


        1.      DEFINITIONS.   Unless the context requires otherwise, all terms
                used herein (other than "Plan") shall have the meanings ascribed to them in the Block Drug Restated Retirement Plan (1984). In addition:
                (a) "COVERED EMPLOYEE" means the corporate officers of the Company at the level of Vice-President and above who are Members of the Block Drug Restated Retirement Plan
                        (1984) and are entitled to benefits under this plan;

                (b) "PLAN" means the Block Drug Company, Inc. Restated Excess Benefit Plan, as set forth herein and as from time to time amended; and

                (c) "UNREDUCED BENEFIT@ means the benefit to which a Covered Employee or his designated beneficiary would be entitled under the Block Drug Restated Retirement Plan (1984) in the absence of the limitations set forth in Section 5.6 (or other limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended) thereof. Where the Covered Employee's pension benefits are segregated pursuant to any of the provisions of the Block Drug Restated Retirement Plan
                        (1984), then the Unreduced Benefit shall be (a) the value of the Covered Employee's segregated account determined as of the date of payment plus (b) the value (determined as of the date of withdrawal) of any assets previously withdrawn from the segregated account for the purpose of complying with the limitations set forth in
                        Section 5.6 (or other limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue
                        Code of 1986, as amended) of the Block Drug Restated Retirement Plan (1984) increased or decreased by the rate of return compounded annually realized by the segregated account between the date of withdrawal and the date of payment. For example:

                        "A" has his retirement plan benefits held in a segregated account. On January 1, 1983, the account had a value of $1,000,000. On December 31, 1983, that account had a value of $1,400,000, which is $400,000 in excess of the maximum amount permitted under I.R.C.
                        Section 415. The $400,000 is withdrawn from the segregated account. On December 31, 1984, the segregated account has a value of $ 1,200,000, which is $200,000 in excess of the maximum amount permitted under I.R.C. Section 415. The $200,000 is withdrawn from the segregated account. On December 31, 1985, the segregated account has a value of $1,300,000, which is $300,000 in exc ess of the maximum amount permitted under I.R.C. Section 415. The $300,000 is withdrawn from the segregated account. Employee A dies on January 2, 1986. Employee A's unreduced benefit is $2,184,000, computed as follows:

                Original Value in account                  $1,000,000
                Plus 40% earnings for 1983 on $1,000,000      400,000
                Plus 20% earnings for 1984 on $1,400,000      280,000
                Plus 30% earnings for 1985 on $1,680,000      504,000
                                                           $2,184,000

        2. Participation in the Plan. Benefits under this Plan shall be payable to each Covered Employee in the Block Drug Restated Retirement Plan (1984) whose Unreduced Benefit exceeds the maximum retirement benefits payable under the Block Drug Restated Retirement Plan (1984). Benefits shall also be payable to the beneficiary of a Covered Employee if such beneficiary's Unreduced Benefit exceeds the maximum benefit payable to him under the Block Drug Restated Retirement Plan
                (1984).

        3. Amount of Benefit. Each Covered Employee or beneficiary shall be entitled to a benefit equal to the difference between his Unreduced Benefit and the maximum benefit which may be paid to him under the provisions of Section 5.6 (or other limitations imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended) of the Block Drug Restated Retirement Plan (1984).

                However, except for corporate officers who are beneficial shareholders of more than one percent (1%) of the Company's stock, Executive Incentive Plan Payments ("EIP Payments") will be added to wages and included as compensation for the purposes of calculating the pension benefit of executives at the level of Senior Vice President and above (the "Executive") provided:

                (a)     For Senior Vice Presidents appointed after
                        December 1, 1994, only those EIP Payments paid to the Executive during the time the Executive was a Senior Vice President or above will apply;

                (b) The Executive remains employed with the Company until age sixty two (62) or the Executive's employment terminates prior to that date due to the Executive's death or disability;

                (c) The increase in the Executive's pension benefit does not exceed fifty percent (50%) of the amount the Executive would have been entitled to if EIP Payments were not included in calculating the benefit under the Plan and the Company's Restated Retirement Plan, as amended, and

                (d) The Company's net worth or working capital has not declined by more than fifty percent (50%) from the amounts recorded on the Company's consolidated balance sheet from the Company's March 31, 1994 certified financial statement.

        4.      Distribution of Benefits.
                (a) Benefits under this Plan shall be paid to the Covered Employee or his designated beneficiary named under the Block Drug Restated Retirement Plan (1984). If a designated beneficiary has not been named, then benefits under this Plan shall be payable to the legal representative of the Covered Employee's estate.

                (b) Benefits under this Plan shall be paid in the same form and at the same time as the benefits payable under the Block Drug Restated Retirement Plan (1984). Where the Covered Employee's pension benefits are segregated pursuant to the provisions of the Block Drug Restated Retirement Plan (1984), the benefits under this Plan shall be paid using assets identical to the assets which are paid to the Covered Employee or his designated beneficiary under the Block Drug Restated Retirement Plan (1984).

                5. Obligation of the Company. All benefits payable under this Plan shall be unsecured and unfunded contractual obligations of the Company.

                6. Amendment or Termination. The Company may amend or terminate this Plan without the consent of any Covered Employee or beneficiary. If the Block Drug Restated Retirement Plan (1984) shall be terminated, this Plan shall be ter minated effective no earlier than the date of the Board of Directors' resolution terminating the Block Drug Restated Retirement Plan (1984). Notwithstanding anything set forth above, any amendment or termination of the Plan shall have prospective application only and shall not reduce the benefit to which a Covered Employee or beneficiary shall be entitled pursuant to paragraph 3, hereof, determined as of the date of any such amendment or termination.

        IN WITNESS WHEREOF, BLOCK DRUG COMPANY, INC. has caused this Restated Excess Benefit Plan to be executed by its duly authorized officer and its corporate seal to be affixed hereto by authority of its Board of Directors this 1st day of December, 1994.


                                                BLOCK DRUG COMPANY, INC.



                                            By:     JAMES A. BLOCK
                                                    James A. Block
                                                 Chairman of the Board

ATTEST:


JOHN E. PETERS
John E. Peters
Secretary

EXHIBIT 10(d)              BLOCK DRUG COMPANY, INC.

        Manufacturers and Distributors of Drug and Toiletry Preparations

                257 CORNELISON AVE., JERSEY CITY, N.J. 07302-9988
                           AREA CODE 201 434-3000

James A. Block
CHAIRMAN OF THE BOARD

                                                              July 1, 1997



Mr. Donald H. LeSieur
1365 Valley Road
New Canaan, CT 06840

Re:     1997 Employment Agreement ("Agreement")

Dear Don:

Notwithstanding the provisions of Paragraph 8 of the subject Agreement, the Company hereby extends to you the option to receive a lump sum payment of the deferred compensation payments which would be made to you over a course of years, provided you give the Company written notice of your election to take a lump sum at least sixty (60) days prior to the date your employment with the Company terminates ("Termination Date") and provided the termination is in accord with the terms and conditions of the Agreement. If you notify us in writing, upon your termination of employment, that this sixty (60) days notice requirement places a severe financial hardship upon you, the Company will use its good faith efforts to provide such lump sum within fifteen (15) business days from the Termination Date.

If the Termination of your employment is caused by your death or Permanent Disability, as that term is defined in the Agreement, regardless of your age, you or your guardian, in case of your Permanent Disability, or your executor or administrator, in case of your death, may also elect to receive a lump sum. The lump sum shall be paid in the case of your Permanent Disability to you or your guardian, or in the case of your death, to the beneficiary indicated in Paragraph 8b of the subject Agreement.

If you choose to take a lump sum, the calculation of the amount of the lump sum will be determined in accordance with Paragraph 8e of the Agreement.

                                                           Sincerely,

                                                           JAMES A. BLOCK
                                                           James A. Block



EMPLOYMENT AGREEMENT

        This Employment Agreement ("the 1997 Employment Agreement") is made and entered into this lst day of July, 1997 ("the Effective Date") by and between BLOCK DRUG COMPANY, INC., a corporation of the State of New Jersey ("the Company"), having its principal office at 257 Cornelison Avenue, Jersey City, New Jersey 07302, and Donald H. LeSieur ("the Executive") residing at 1365 Valley Road, New Canaan, CT 06840.

                              W I T N E S S E T H:

        WHEREAS, Executive has served as a major Executive of the Company since June 18, 1973 and is presently serving as the Company's Executive Vice President and President, International Division under an Employment Agreement dated September 1, 1984, as amended April 12, 1991; ("the 1984 Employment Agreement"); and

        WHEREAS, Executive and Company are desirous of entering into the 1997 Employment Agreement which will terminate and supersede the 1984 Employment Agreement in order to secure Executive's continued exclusive services as a senior executive empl oyee on revised terms and conditions of employment; and

        WHEREAS, the Company's Office of the Chief Executive has approved the revised terms and conditions respecting the employment of Executive as set forth herein and has authorized the execution and delivery of this Agreement.

        NOW, THEREFORE, in consideration of the premises the mutual covenants hereinafter contained and other good and valuable consideration, the Company and Executive hereby agree as follows:

        1. Subject to the provisions of Paragraph 10, the term of this Agreement will commence on the Effective Date and expire on December 31, 2000, or on such earlier date, as this Agreement may be terminated by reason of the following: (a) by Company or the Executive having given four (4) months' written notice to the Company's Chairman of the Board, but in no event shall such notice be given earlier than March 1, 1998; or (b) Executive 's death or permanent disability ("the Term"). For purposes of this Agreement, Permanent Disability shall mean the total and permanent incapacity of the Executive during the Term that would qualify Executive to receive disability benefits under the Federal Social Security Act.

        2. During the Term, Executive shall serve the Company as Executive Vice President and President, International Division rendering advice and counsel to the company's senior officers and the Office of the Chief Executive, handling special assignments and duties similar in type and character to those previously and now being performed by the Executive, and such other duties appropriate to his position as a senior management employee as shall be designated by the Executive Committee of the Board of Directors of the Company; provided, however, that Executive shall not be assigned duties that would require his presence on a regular and continuing basis at any office of the Company which is more than 100 miles from New Canaan, Connecticut.

        3. Executive hereby accepts the assignments contemplated in this Agreement and agrees to perform the duties required of him hereunder. Executive will continue to serve as a Director on the Company's Board of Directors if elected, a member of the Company's Office of the Chief Executive, and the G7 management group without additional compensation except in the event that the Company shall pay fees to management employee members of its Board of Directors.

        4. Executive agrees to work a minimum of one thousand hours (1000) or the equivalent of one hundred twenty-five (125) working days in each calendar year and will be compensated as follows: for each day employed, Executive will be paid at the daily rate of two thousand eight hundred thirty-one dollars ($2,831). The Daily Rate is to be increased at the beginning of each calendar year by the factor used by the Company to grant executive increases to those executives not in salary ranges.

        a. The term "working days" as referred to in this Agreement shall mean a nominal eight (8) hour day. The time required by Executive to assemble reports and other data for the Company while away from the Company premises shall be conside red part of a working day. Working days shall not include commutation or business travel time. Part days can be consolidated into an eight (8) hour working day for purposes of calculating the one thousand hour requirement in Paragraph 4 above.

        b. Payments are to be made bi-weekly unless Executive defers such compensation payments. If compensation payments are deferred, the amounts deferred will earn interest at the annual rate of interest equal to the prime rate of interest, as published in the Wall Street Journal on the day interest is to begin to accrue, minus the percentage obtained by multiplying said prime rate by the percentage amount of the maximum Federal and the effective New Jersey corporate income tax rates ap plicable to the Company.

        c. Executive will continue to participate in the Company's Pension, 401(k), Special Stock Unit Plan, and other Company benefit plans which are, or may become, available to full-time employees of the Company. This Agreement will in no way affect or change the post retirement benefits to which Executive is entitled as a result of Executive's working less than full-time.

        d. Executive is entitled to an Executive Incentive Plan ("EIP") bonus for the first fiscal quarter (April 1, 1997 -
                June 30, 1997) of the Company's 1998 fiscal year. The EIP bonus will be paid to Executive in late May 1998 and represent 25% of the amount to which Executive would be entitled if he were a full-time employee earning the Adjusted Salary.

        e. Executive shall be paid on or before July 10, 1997 for the accrued vacation days not taken by Executive on or before June 30, 1997.

        5. With respect to the Company's Pension Plan, Executive's benefits under the Company's Pension Plan will be calculated as though Executive had remained a full-time employee receiving his full salary with the annual adjustments per Paragraph 4 above. In determining Executive's benefits for Pension Plan purposes, Executive's compensation, as that term is defined in the Plan, will be based upon (a)

                Executive's current annual gross salary which, as a full-time employee is as of June 30, 1997 $430,718.00, will be adjusted annually as set forth in Paragraph 4 above ("the Adjusted Salary") , plus (b) forty-six and six tenths percent (46.6%) of the Adjusted Salary as Executive's projected bonus for each year, or part thereof, during the Term of this Agreement.
                See Example #1 attached.

        6. With respect to the Company's Special Stock Unit Plan, payments to Executive will be made in accordance with the terms of the Plan. Executive will receive a Special Stock Unit Award on June 21, 1998 representing one hundred percent ( 100%) of his Adjusted Salary as of June 21, 1998. Future Awards, if any, will be likewise based upon Executive's Adjusted Salary.
                See Example #2 attached.

        7. The Company will reimburse Executive for all reasonable and necessary expenses incurred by Executive in performance of services rendered under this Agreement.

        a. Reimbursement of such expenses and the payment of fees by Company to Executive shall be made on a timely basis, provided that prior to such payment Executive has transmitted to Company a statement in detail of services provided and expenses incurred under this Agreement for which payment is due.

        b. For the purpose of providing services hereunder, the Company shall provide Executive with his present office, present secretary, if available, dictating, plain paper fax, computer (including the cost of "on-line services"), and other equipment, and duplicates if necessary, for both office and home use, which equipment shall remain the property of the Company.

        c. The Company shall also provide Executive with a car of the same model, cost and quality of the car currently being utilized by Executive, or other make and model of car of similar value, to be replaced at the same frequency as has been past practice. The costs of said car will be deducted annually from the special bonus which will be paid to Executive at the end of each fiscal year, the sum of which shall be equivalent to the sum of the cost of said car, plus an amount equal to the applicable taxes Executive would pay on that cost.


        d. For travel which Executive will be required to undertake in order to perform the services hereunder, the Company will reimburse Executive for first-class round trip transportation, when available, and appropriate living accommodations while Executive is traveling on Company business. When the Company requires Executive to render services at locations within or outside the Continental United States, Company will reimburse Executive for his costs plus the cost of travel for one (1) additional person for first-class round trip travel and living accommodations.

        8. As additional consideration for Executive's service, in the event Executive's employment with the Company shall terminate for any reason other than Executive's discharge by the company for Cause, as herein defined, Executive shall be paid deferred compensation equal to one-third (1/3) of Executive's average annual salary or Adjusted Salary, whichever is higher, for the three full fiscal years immediately preceding the year in which Executive's employment terminates. This Deferred Compensation will vest at the rate of one and one-quarter percent (13%) per quarter, commencing September 1, 1980 and become fully vested on August 31, 2000. The amount of the Deferred Compensation will be paid monthly for a term equal to one-half the full years Executive was employed with the Company commencing June 18,1973, but in no event shall such payments exceed thirteen and one-half
                (132) years. If Executive's termination of employment occurs due to death or Permanent Disability, the Deferred Compensation will become 100% vested. See Example # 3 attached.

        a. If termination occurs for reason other than Executive's death or Permanent Disability prior to age sixty-five, payments to Executive will commence at age sixty-five or upon Executive's death or Permanent Disability, whichever first occurs.

        b. In the event Executive's employment terminates as a result of Executive's death, payment will be made to Executive's spouse, Virginia K. LeSieur, and if she does not survive Executive, then payment will be made to Executive's estate.

        c. If Executive's termination occurs by Company action other that for Cause, Executive or his estate will receive an additional payment equal to one-half of Executive's annual salary or Adjusted Salary, as the case may be, whichever is higher as of the date of termination. Such payment will be made until Executive reaches age sixty-five. The payment set forth in this Paragraph 8c is based upon Executive's agreement not to engage in competitive employment and that all payment received under this provision are in lieu of any and all claims for damages based upon termination of Executive's employment.

        d. Executive, his executor or administrator may, as the case may be, for the purpose of obtaining a lump sum payment of any or all of the deferred compensation amounts, request the company, in writing, which shall be at least sixty (60) days prior to the requested payment date, to pay such deferred compensation amounts in a lump sum. If such a request is made, and notwithstanding the previous paragraphs, the Company, solely at its option and in the exercise of its sole and nonreviewable discretion, may cause these deferred compensation amounts to which Executive is entitled to be paid to Executive in a lump sum rather than in monthly installments.

        e. If a lump sum payment is made, the amount will be determined by calculating the present value of the installment payments due to Executive as of Executive's Termination Date, using the prime rate of interest as published in the Wall Street Journal, as of the first business day of the month immediately preceding, Executive's Termination Date. The lump sum will be paid to Executive within twelve (12) months after Executive's Termination Date. If payment of the lump sum is deferred, the amount of the lump sum will earn interest ("Interest") from Executive's Termination Date until the date it is paid. "Interest" shall mean the annual rate of interest equal to the prime rate of interest as published in the Wall Street Journal on the day which necessitates payment is to be made, minus the percentage obtained by multiplying said prime rate by the percentage amount of the maximum Federal and the effective New Jersey corporate income tax rates applicable to the Company.

        9.      Change in Control.   If upon a Change in Control or a Subsequent
                Change in Control (as those terms are defined in the Change in Control Agreement entered into between Company and Executive effective April 12, 1991) and termination of Executive occurs (other than for Cause), Executive shall be entitled to receive all benefits under the Change in Control Agreement plus those benefits set forth in Paragraph 8 of this Agreement. In no event shall Executive be entitled to receive severance payments under Paragraph 8c of this Agreement and under subsection 5.01 (c) of the Change in Control Agreement; payment of severance under either agreement is in lieu of severance pay under the other agreement. Notwithstanding the foregoing, to the extent that the Executive's employment is terminated for any reason (other than for Cause), Executive shall continue to be entitled to exercise his other rights under this Agreement and such other rights are not limited by the Change in Control Agreement.

        10. The Company can terminate this Agreement for cause. The term "cause" shall mean: Executive having been found guilty of fraud, embezzlement, dishonesty or defalcation during the Term hereof, or as a result of any one or more assignments with, the Company and/or one or more of its subsidiaries.

        11. Executive agrees that, unless the Company shall consent in writing thereto, Executive will not at any time during the Term hereof engage in any activity which shall be substantially competitive with any business then carried on by the Company. Executive shall be free, however, without such written consent, to purchase and deal in, as investments or otherwise, stocks or other securities of any corporation, competitive or otherwise, generally traded in by the public; provided that Executive's ownership of shares of stock of any such competitive corporation shall not exceed one percent (1%) of the outstanding shares of capital stock.

        12. Wherever referred to herein, "Company" shall include all corporations or other business entities of which fifty per cent (50%) or more of the control of outstanding common stock is owned by the Company directly and/or through its affiliates or subsidiaries.


        13. This Agreement can be terminated by either party on ninety (90) days written notice if a Change in Control or a Subsequent Change in Control occurs (These terms are defined in the Change in Control Agreement dated as of the Effective Date of this Agreement, between Executive and Company ("the 1991 CIC Agreement") .

        14. This Agreement contains all of the covenants and agreements between the parties, and all prior understandings and agreements, relating to the subject matter herein are superseded and cancelled by this Agreement. This Agreement shall not be altered, modified, varied or amended except by an agreement in writing of like dignity, executed by both Executive and Company.

        15. Executive agrees all inventions (including new contributions, improvements, ideas, or discoveries, whether patentable or not) conceived or made by him during the Term of this Agreement ("Inventions"), provided such Inventions grow out of the services rendered to the Company by Executive during the Term hereof and are related in any manner to the business (commercial or experimental) of the Company or of any of its subsidiaries, shall become the property of the Company without additional compensation having to be paid to Executive.

        16. The Examples attached to this Agreement are meant to be just that; examples based upon projections of Executive's Adjusted Salary and the resulting impact on Executive's pension, deferred compensation and Special Stock Unit Plan payments. The figures in the Examples represent an approximation of the amounts Executive should receive based upon the indicated assumptions and projections and the company does not guarantee these amounts.

        17. This Agreement shall be interpreted and construed in accordance with the laws of the State of New Jersey.

        18. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and same document.

        IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officers, and Executive has signed this Agreement, on the date first above written.

WITNESS:


                                                  Donald H. LeSieur

ATTEST:                                         BLOCK DRUG COMPANY, INC.



JOHN E. PETERS                                      JAMES A. BLOCK
John E. Peters.                                     James A. Block
Senior Vice President,                           Chairman of the Board
General Counsel & Secretary

                                Exhibit 10(e)

                            EMPLOYMENT AGREEMENT

        November 1, 1997 is the effective date of this EMPLOYMENT AGREEMENT between BLOCK DRUG COMPANY, INC., a corporation of the State of New Jersey (hereinafter called "Company"), having its principal office at 257 Cornelison Avenue, Jersey City, New Jersey 07302, and PETER M. BLOCK (hereinafter called "Executive") residing in the City, County and State of New York.

                              W I T N E S S E T H:

        WHEREAS, Executive has served as an executive of the Company and presently is serving as the President-European Division of the Company; and

        WHEREAS, the Company has determined it would be in the best interests of the Company and its shareholders to assure itself of the continued exclusive services of Executive and his specialized knowledge and unusual abilities with respect to th e business and affairs of the Company; and

        WHEREAS, Executive is willing to enter into this Agreement with the Company for his exclusive services as a management executive on a full-time basis or as an employee performing special management services with respect to the business and af fairs of the Company; and

        WHEREAS, the Executive Committee of the Board of Directors of the Company has approved the terms and conditions respecting the Executive's employment set forth herein and has authorized the execution and delivery of this Agreement.

        NOW, THEREFORE, in consideration of the premises, the mutual covenants hereinafter contained and other good and valuable consideration, the Company and Executive hereby agree as follows:

        1. (a) The Company hereby employs Executive until April 30, 2007, or until such later date as Executive's employment may be terminated in accordance with the provisions of subsection
                (b) of this Section.

            (b) Executive, at any time that he is serving the Company as a management executive on a full time basis (i) may give the Company written notice, effective as of the first date of the month specified in such notice, that Executive shall thereafter be employed as an executive of the Company rendering advice and counsel to the senior officers and the Executive Committee of the Company and handling special assignments (herein such role is referred to as a special management executive"); or (ii) if his physical or mental condition shall preclude his performing the duties of a management executive on a full time basis, Executive shall thereafter serve as a special management executive. Executive shall be employed as such special management executive for a period of years, not in excess of twenty, equal to one-half of the number of full years that Executive was employed by the Company (including any predecessor) on a full time basis, or until the death of Executive, if such death shall occur prior to the end of such period of years.

        2.      When he is serving as a full time management executive:

            (a) The duties required of Executive shall be of a management executive nature similar in type and character to those duties heretofore and now being performed by him and shall include specifically domestic and international travel and the maintenance of Company, employee, industry, trade and customer relations, including such entertainment in accordance with Executive's position and responsibilities as may be appurtenant to the performance of such duties.

            (b) Executive will be permitted vacation periods each year similar to those taken in the past and as are customary for executives holding a position of similar status and responsibility.

            (c) Executive will devote his entire time and talents during regular business hours to the interests of the Company, subject to the following exceptions:

                (i) During vacation periods and periods of illness other incapacity.

                (ii) Executive shall have the right to make and supervise his and his family's personal investments or to serve as:
                      (A) an officer or director of any other company, corporation or business organization, provided that the same is non-competitive in any substantial respect with the business engaged in by the company; (B) a fiduciary of an estate or a trust for the benefit of a member of his or his wife's family or a friend; or (C) an officer or director of, and/or to ren der services to, any civic, charitable, educational, eleemosynary or similar organization or activity.

        3. When he is serving as a special management executive, Executive shall only be required to perform such duties as his health permits. Among other things, Executive shall be available to serve, if appointed, as a member of the Executive Committee of the Company and any committees administering incentive and retirement plans for employees of the Company, and to study, evaluate and make recommendations with respect to the Company's marketing plans, advertising campaigns, and proposed acquisitions.

                While Executive is employed as a special management executive he shall not be required to be present at any office of the Company on a regular basis, and he shall have the right to vacation and to travel as he sees fit so long as when he is absent from the Metropolitan New York, New Jersey area, he is available for consultation by telephone, telefax, or computer and materials and documents can be sent to him for his review and consideration.

        4. Executive will be provided at all times, whether he is employed on a full time basis or as a special management executive, with suitable executive office space and secretarial services and staff assistance.

        5. Executive hereby accepts the employment contemplated in this Agreement and agrees to perform the duties required of him hereunder. If elected thereto, Executive will serve as an officer or director of the Company without additional compensation, except if the Company pays fees to the management members of its Board of Directors or fees to any members of any committee of such directors of which Executive may be a member, then Executive shall be entitled to retain the same.

        6. (a) On January 25, 1997, the Executive's annual salary was set at $225,000 (Two Hundred Twenty-Five Thousand Dollars) payable biweekly in equal installments. It is understood that the annual salary payable to Executive may be adjusted from time to time, in the sole discretion of the Company; provided that in no event will such annual salary be less than $225,000 (Two Hundred Twenty-Five Thousand Dollars).

            (b) The annual salary payable to Executive for his services as a special management executive shall be one-quarter of the rate of annual salary payable to Executive for his services as a full time management executive as of the date that the nature of Executive's employment shall change from that of a full time management executive to a special management executive.

            (c) Executive's annual salary shall be increased, at a minimum,
                (i) annually, by the same factor used by the Company to increase the salaries of Company executives who are not in salary ranges, and (ii) additionally as deemed appropriate by the Company's Office of the Chief Executive, to reflect additional assignments and enhanced responsibilities.

        7. Anything to the contrary hereinbefore stated notwithstanding, if the Company continues or adopts any plan or plans of any sort or nature including but without limiting the generality of the foregoing, pension plans, profit-sharing plans, bonus plans, stock option plans or insurance plans by the terms of which Executive would be eligible to participate therein, then Executive, in whichever capacity he is employed by the Company, shall have the right to participate therein and shall be entitled to receive all em oluments or benefits as may be provided thereunder, in addition to all of Executive's other rights and benefits hereunder.

        8. The Company recognizes that Executive has made and will make out of his own personal funds certain minor expenditures for entertainment and the like necessary in carrying out his duties hereunder. Notwithstanding this recognition by the Company of the necessity thereof, Executive agrees that the company will not reimburse him for such expenditures made by him personally.

        9. On April 30, 2007, if Executive is then living and is still serving as a full time management executive, he will, in good faith, first negotiate for the continuation of his employment by the Company before accepting employment elsewhere.

       10. (a) In the event of the death of Executive at any time after the date of this Agreement, before, on or after April 2007, whether or not Executive is employed by the company in any capacity at the time of his death, the Company will pay th e annual amount determined as provided in subsection (b) of this Section, in equal monthly installments commencing with the month immediately following that in which Executive's death shall have occurred, for the period of years computed as provided in subsection
                (c) of this Section, to Executive's wife, if any, if she shall survive Executive, and upon her death thereafter prior to the receipt of all payments, or in the event that Executive's wife, if any, shall not survive Executive such remaining payments or such payments, as the case may be, shall be made to Executive's children.

            (b) The annual amount shall be equal to one-half of the average annual salary of Executive for those three years of his employment by the Company in which Executive was paid the highest amount of salary, not including, however, in the computation of such annual amount any increase in Executive's salary during those three highest salaried years other than increases attributable to the salary adjustments provided in subsection (c) (i) of Section 6.

            (c) The payments provided for in subsection (a) of this Section shall continue for a period of years, not in excess of twenty, equal to one-half of the number of full years that Executive shall have been employed as a full time executive by the Company (including any predecessor). For the purposes of this Agreement, it is acknowledged and agreed that Executive's employment as a full time executive by the Company commenced on September 16, 1991 and has continued uninterrupted to the date hereof.

       11. Executive agrees that, unless the Company shall consent thereto, he will not at any time during his employment by the Company engage in any activity which shall be substantially competitive with any business then carried on by the Company. Executive shall be free, however, without such consent, to purchase and deal in, as investments or otherwise, stocks or other securities of any corporation, competitive or otherwise, generally traded in by the public,, provided that Executive's owners hip of shares of stock of any such competitive corporation shall not exceed one per cent of the outstanding shares of capital stock.

       12. Wherever referred to herein, "Company" shall include all corporations more than fifty percent of the outstanding common stock of which is owned by the Company directly and/or through its subsidiaries.

       13. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Company upon any liquidation, dissolution or winding-up of the Company, or upon any sale of all or substantially all of the Company's assets, or upon any merger or consolidation of the Company with or into any other corporation, all as though such successors and assigns of the Company and their respective successors and assigns were the Company.

       14. This Agreement contains all of the covenants and agreements between the parties and all prior understandings and agreements relating to the subject matter herein are superseded and cancelled by this Agreement. This Agreement shall not be altered, modified, varied or amended except by an agreement in writing of like dignity, executed by both parties hereto.

IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officers and its corporate seal to be affixed and Executive has signed, sealed and delivered this Agreement as of the date first above written.


ATTEST:                                         BLOCK DRUG COMPANY, INC.



                                           By  THOMAS R. BLOCK
                                               Thomas R. Block, President



WITNESS:



                                           By         PETER M. BLOCK
                                                      Peter M. Block

                                   Exhibit 10(f)

                               CONSULTING AGREEMENT

        This Consulting Agreement (the 1997 Consulting Agreement) is made and entered into this 1st day of May, 1997 (the Effective Date) by and between BLOCK DRUG COMPANY, INC., a corporation of the State of New Jersey (hereinafter called "Company") , having its principal office at 257 Cornelison Avenue, Jersey City, New Jersey 07302, and Melvin Kopp (hereinafter called "Executive") residing at 17 Weber Road, West Orange, New Jersey 07052.

                                W I T N E S S E T H:

        WHEREAS, Executive has served as a major executive of the Company since June 1, 1959 and is presently serving as the Company's Chief Financial Officer and a consultant to the Company under a Consulting Agreement dated
October 22, 1992; (199 2 Consulting Agreement); and

         WHEREAS, Executive is willing to enter into an amendment to the 1992 Consulting Agreement with the Company for his continued exclusive services as a special management consultant on a part-time basis; and

        WHEREAS, the Company=s Office of the Chief Executive has approved the revised terms and conditions respecting the retention of Executive as set forth herein and has authorized the execution and delivery of this Agreement.

        NOW, THEREFORE, in consideration of the premises" the mutual covenants hereinafter contained and other good and valuable consideration, the Company and Executive hereby agree as follows:

        1. The term of this Agreement will commence on the Effective Date and terminate on February 28, 2005, or on such earlier date as this Agreement may be terminated by reason of Executive=s death or total disability as that term is defined in the Company's Long Term Disability Income Plan ("Term").

        2. During the Term, Executive shall serve the Company as a senior management consultant rendering advice and counsel to the Company's senior officers and the Office of the Chief Executive, handling special assignments and duties similar in type and character to those previously and now being performed by the Executive, and such other duties appropriate to his position as a senior management consultant as shall be designated by the Executive Committee of the Board of Directors of the Company; provided, however, that Executive shall not be assigned duties that would require his presence on a regular and continuing basis at any office of the Company which is more than 100 miles from Jersey City, New Jersey.

        3. Executive hereby accepts the assignments contemplated in this Agreement and agrees to perform the duties required of him hereunder. If elected thereto, Executive will serve as a director on the Company's Board of Directors and will be compensated at the same rate, and in the same manner as all outside directors, including the payment of the annual retainer, meeting and committee fees.

        4. Exclusive of work required by the Company's Board of Directors for which compensation will be paid by the Company as directed by the Board, Executive agrees to work a minimum of one hundred (100)days in each calendar year and will be com pensated as follows: for each day employed, Executive will be paid at the daily rate of eighteen hundred dollars ($1,800). The Daily Rate is to be increased at the beginning of each calendar year by the factor used by the Company to grant executive increases to those executives not in salary ranges. Payments are to be made bi-weekly unless Executive defers such compensation payments. If compensation payments are deferred, the amounts deferred will earn interest at the annual rate of interes t equal to the prime rate of interest, as published in the Wall Street Journal on the day interest is to begin to accrue, minus the percentage obtained by multiplying said prime rate by the percentage amount of the maximum Federal and the effective New Jersey corporate income tax rates applicable to the Company. Executive has entered into a 1997 Extraordinary Deferred Compensation Agreement (the 1997
EDCA) which will provide Executive with deferred compensation in a manner which mirrors the Company's Special Stock Unit Plan (SSUP), details of which are set forth in the 1997 EDCA. However, as a consultant, Executive will not be eligible to participate in the Company's Pension, 401(k), [Bonus] or other Company benefit plans, except for th ose benefit plans regularly provided by the Company for its retirees. This Agreement in no way affects or changes the post retirement benefits to which Executive is entitled.

        5. The Company will reimburse Executive for all reasonable and necessary expenses incurred by Executive in performance of services rendered under this Agreement.

        a. Reimbursement of such expenses and the payment of fees by Company to Executive shall be made on a timely basis , provided that prior to such payment Executive has transmitted to Company a statement in detail of services provided and expenses incurred under this Agreement for which payment is due.

        b. For the purpose of providing services hereunder, the Company shall provide Executive with an office, secretarial services, dictating and other equipment, which equipment shall remain the property of Company.

        c. The term "working days" as referred to in this Agreement shall mean a nominal eight (a) hour day. The time required by Executive to assemble reports and other data for the Company while away from the Company premises shall be conside red part of a working day. These part days can be consolidated into an eight (8) hour working day.

        d. For travel which Executive may from time to time be required to undertake in order to perform the services hereunder, the Company will reimburse Executive for first-class round trip transportation, when available, and appropriate living accommodations while Executive is traveling on Company
business.   When the Company requires Executive to render services at locations within or outside the Continental United States, Company will reimburse Executive for his costs plus the cost of one (1) additional person for first-class round trip travel and living accommodations.

        6. The Company can terminate this Agreement for cause . The term "cause" shall mean: Executive=s having been found guilty of fraud, embezzlement, dishonesty or defalcation during the Term hereof, or as a result of any one or more assignments with, the Company and/or one or more of its subsidiaries.

        7. Executive agrees that, unless the Company shall consent in writing thereto, Executive will not at any time during the Term hereof engage in any activity which shall be substantially competitive with any business then carried on by the Company. Executive shall be free, however, without such written consent, to purchase and deal in, as investments or otherwise, stocks or other securities of any corporation, competitive or otherwise, generally traded in by the public; provided that Executive's ownership of shares of stock of any such competitive corporation shall not exceed one percent (1%) of the outstanding shares of capital stock.


        8. Wherever referred to herein, "Company" shall include all corporations or other business entities of which fifty per cent (50%) or more of the control of outstanding common stock is owned by the Company directly and/or through its affiliates or subsidiaries.

        9. This Agreement can be terminated by either party on ninety (90) days written notice if a Change in Control or a Subsequent Change in Control occurs (These terms are defined in the Change in Control Agreement dated as of the Effective Date of this Agreement, between Executive and Company (the 1997 CIC Agreement).

        10. This Agreement contains all of the covenants and agreements between the parties, and all prior understandings and agreements, relating to the subject matter herein are superseded and cancelled by this Agreement. This Agreement shall not be altered, modified, varied or amended except by an agreement in writing of like dignity, executed by both Executive and Company.

        11. Executive agrees all inventions (including new contributions, improvements, ideas, or discoveries, whether patentable or not) conceived or made by him during the Term of this Agreement ("Inventions"), provided such Inventions grow out of the services rendered to the Company by Executive during the Term hereof and are related in any manner to the business (commercial or experimental) of the Company or of any of its subsidiaries, shall become the property of the Company without additional compensation having to be paid to Executive.

        12. This Agreement shall be interpreted and construed in accordance with the laws of the State of New Jersey.

        13. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same document.

        IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officers, and Executive has signed this Agreement, on the date first above written.

ATTEST:                                           BLOCK DRUG COMPANY, INC.

JOHN E. PETERS                                 By     JAMES BLOCK
John E. Peters.                                       James Block
Senior Vice President,                           Chairman of the Board
General Counsel & Secretary


WITNESS:

                                                      MELVIN KOPP
                                                      Melvin Kopp

                                 EXHIBIT 10(g)

                                                        June   , 1998


   RE:     Option Award Letter


Dear               :

        On May 27, 1998, the Executive Committee of the Board of Directors of Block Drug Company, Inc. (the "Company") and the voting shareholders of the Company authorized and approved the Stock Option Plan of the Company (the "Plan"). The Plan provides for the grant of options to certain key employees of the Company and its subsidiaries. A copy of the Plan was attached to the Prospectus dated June 3, 1998 that was given to you and shall be deemed a part of this agreement as if fully set fort h herein. Unless the context otherwise requires, all terms defined in the Plan shall have the same meaning when used herein.

        The Company hereby grants to you, as a matter of separate inducement and not in lieu of any salary or other compensation for your services, the option (the "Option") to purchase, in accordance with the terms and conditions
set forth in the Plan, an aggregate of        shares of Common Stock at a price
of $        per share, such option price being, in the judgment of the
Committee, not less than one hundred percent (100%) of the fair market value of such share at the date hereof.

        The Option is not intended to qualify as an "incentive stock option" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended.

        Subject to the modifications and limitations provided in the Plan, this Option may be exercised by you during the period commencing on the third anniversary of the date of grant of this Option and terminating at the close of
business on June   , 2008, after which the unexercised portion of the Option
granted herein will automatically terminate and become null and void. In the event your employment with the Company or any subsidiary is terminated prior to
the close of business on June    , 2001, this Option shall only be exercisable
thereafter to the extent provided in the Plan, and shall otherwise terminate and become null and void.

        In no event shall you exercise this Option for a fraction of a share or for less than five hundred (500) shares (unless the number purchased is the total balance for which the Option is then exercisable).

        This Option is not transferable by you otherwise than by will or the laws of descent and distribution, and is exercisable, during your lifetime, only by you (or by your legal representative appointed in the event of your Disability). This Option may not be assigned, transferred (except by will or the laws of descent and distribution), pledged or hypothecated in any way, except to the extent necessary to comply with any cashless exercise procedure coordinated by the Company with one or more brokerage firms. Any attempted assignment, transfer, pledge, hypothecation or other disposition of this Option contrary to the provisions hereof, and the levy of any attachment or similar proceeding upon the Option, shall be null and void and wi thout effect.

        During your lifetime, you may not transfer your Option. In the event you die holding an unexercised Option which has not expired, the Option may be exercised by your legal representative on behalf of your estate upon presentation of such rep resentative of letters testamentary or equivalent proof (satisfactory to the Committee) of the right of such person to exercise such Option. You should consult your tax and estate planning advisors as to how the Option should be handled in your estate.

        Any exercise of this Option shall be in writing addressed to the Corporate Secretary of the Company at the principal place of business of the Company, and shall be substantially in the form attached hereto. The purchase price for any such exercise shall accompany such writing and shall be in the form of a certified or bank cashier's check payable to the order of the Company, for the full amount of the purchase price of the shares so purchased denominated in U.S. dollars; provided, however, that the purchase price may also be paid on your behalf pursuant to a "cashless exercise" arrangement that may be established by the Company. The Company reserves the right to limit or modify the methods of exercise to facilitate Plan administration [or to satisfy local requirements].

        As provided in the Plan, the Company may withhold from sums due or to become due to you from the Company an amount necessary to satisfy its obligation to withhold taxes incurred by reason of the issuance or disposition of shares pursuant to t his Option, or may require you to reimburse the Company in such amount. The Company may hold the stock certificate to which you are entitled upon the exercise of this Option as security for the payment of withholding tax liability, until cash suffic ient to pay such liability has been accumulated.

        This agreement is subject to all terms, conditions, limitations and restrictions contained in the Plan, which shall be controlling in the event of any conflicting or inconsistent provisions.

        You acknowledge that you are receiving the grant of a stock option under the Company's Stock Option Plan and have received and understood a description of this Plan. You further understand that the Company has reserved the right to amend or terminate the Plan at any time and that the grant of an option in one year or at one time does not in any way obligate the Company [or insert the name of the local subsidiary] to make a grant in any future year or in any given amount. You also ackno wledge and understand that the grant is wholly discretionary in nature and is not to be considered part of your normal or expected compensation subject to severance, resignation, redundancy or similar pay.

        Please indicate your acceptance of all the terms and conditions of this Option and the Plan by signing and returning a copy of this letter within 30 days.

                                                Very truly yours,

                                                BLOCK DRUG COMPANY, INC.


                                          By:         THOMAS BLOCK
                                                      Thomas Block
                                                        President


                                          By:         JOHN E. PETERS
                                                      John E. Peters
                                                Senior Vice President, General
                                                     Counsel & Secretary

ACCEPTED:


Signature of Employee



Name of Employee-Please Print

Date: