Form 10-Q
period 1998-06-30
BLOCK DRUG CO INC
filed 1998-08-13
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549



                               Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
      June 30, 1998


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

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


      Class                                 Outstanding at June 30,1998
      -----
Common Stock - Class A                              13,999,967
Common Stock - Class B                               8,173,600

                       BLOCK DRUG COMPANY, INC.
                          INDEX TO FORM 10-Q
                            JUNE 30, 1998





Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - June 30, 1998
     and March 31, 1998                                         3

     Consolidated Statements of Income for the three
     months ended June 30, 1998 and 1997                        4

     Condensed consolidated Statements of Comprehensive
     Income for the three months ended June 30,1998 and         5
     1997.

     Condensed Consolidated Statements of Cash Flows
     for the three months ended June 30, 1998 and               6
     1997

     Notes to Consolidated Financial Statements                 7

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                            8


Part II - Other Information                                     9


                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
     ASSETS                                       __06/30/98__   __03/31/98__
     Current Assets:
       Cash                                       $ 14,511,000   $ 37,320,000
       Marketable securities, at market             39,045,000     24,081,000
       Accounts receivable, less allowances
       of $4,281,000 (6/30/98) and
        $4,446,000 (3/31/98)                       133,868,000    143,114,000
       Inventories:
        Raw & packaging materials                   42,346,000     42,661,000
        Finished goods                              96,214,000     96,478,000
       Other current assets                         46,341,000     37,056,000
                                                   -----------    -----------
       Total current Assets                        372,325,000    380,710,000
     Property, plant and equipment, less
       depreciation of $120,425,000
       (6/30/98) and $132,292,000 (3/31/98)        237,146,000    251,737,000
     Long term securities, at market               252,624,000    263,518,000
     Goodwill and other intangible assets-
      net of amortization                          176,710,000    183,654,000
     Other assets                                    7,072,000      7,453,000
                                                 ------------- --------------
       Total Assets                             $1,045,877,000 $1,087,072,000
                                                 ============= ==============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes and bonds payable                    $132,571,000   $171,210,000
       Accounts payable & accrued expenses         167,225,000    173,226,000
       Income taxes payable                         13,408,000     11,128,000
       Dividends payable                             5,308,000      5,306,000
                                                   -----------    -----------
       Total Current Liabilities                   318,512,000    360,870,000

     Notes and bonds payable                        58,348,000     58,318,000
     Deferred compensation and other liabilities    18,304,000     17,606,000
     Deferred income Taxes                           2,016,000      3,023,000
                                                   -----------    -----------
       Total Liabilities                           397,180,000    439,817,000
                                                   -----------    -----------
     Shareholders' Equity:
       Class A common stock, non-voting, par
       value $.10-15,000,000 shares authorized,
       14,000,000 (6/30/98) and 13,991,000
       (3/31/98) shares issued and outstanding       1,400,000      1,399,000
       Class B common stock par value $.10-
       30,000,000 shares authorized, 8,174,000
       shares issued and outstanding                   817,000        817,000
     Capital in excess of par value                282,330,000    281,993,000
     Retained earnings                             384,222,000    377,595,000
     Cumulative other comprehensive
      income                                       (20,072,000)   (14,549,000)
                                                   ------------   ------------
     Total Shareholders' Equity                    648,697,000    647,255,000
                                                 -------------- --------------
     Total Liabilities & Shareholders' Equity   $1,045,877,000 $1,087,072,000
                                                ============== ===============

                                          -3-
                   See notes to consolidated financial statements.


                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                              THREE_MONTHS_ENDED
                                                   JUNE 30,
                                          __1998_____________1997______
  Revenues:
      Net sales                           $189,447,000   $200,206,000
      Interest, dividends and
       other income                         13,219,000      6,327,000
                                           -----------    -----------
                                           202,666,000    206,533,000
                                           -----------    -----------
  Cost and Expenses:
       Cost of goods sold                   56,390,000     59,449,000
       Selling, general and
        administrative                     126,554,000    122,991,000
       Interest expense                      3,528,000      3,307,000
                                           -----------    -----------
                                           186,472,000    185,747,000
                                           -----------    -----------
  Income before taxes                       16,194,000     20,786,000

    Income taxes                             4,259,000      5,405,000
                                           -----------    -----------
  Net Income                               $11,935,000    $15,381,000
                                           ===========    ===========

  Average number of shares outstanding      22,169,673     22,128,330 (1)
                                           ===========    ===========

  Earnings per share                        $    .54       $    .70   (1)
                                           ===========    ===========
  Cash dividends per share of class A
    common stock                            $    .315    $      .31
  Cash dividends per share of class B
    common stock                            $    .11     $      .1075

  (1) Restated to reflect 3% stock dividend declared November 1997.

             See notes to consolidated financial statements.


                       BLOCK DRUG COMPANY INC.& SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                               -----1998----  ----1997----
Net income                                       $11,935,000    $15,381,000

Other comprehensive income/(loss):
 Foreign currency translation adjustments *       (5,679,000)   (13,195,000)
 Unrealized holding gain on marketable
 securities                                          156,000        748,000
                                                 ------------   ------------
Other comprehensive income/(loss)                 (5,523,000)   (12,447,000)
                                                 ------------   ------------
Comprehensive income/(loss)                      $ 6,412,000    $ 2,934,000
                                                 ============   ============


  * The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.



                  See notes to consolidated financial statements.


                       BLOCK DRUG COMPANY INC. & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           JUNE 30
                                              _____1998_____ _____1997_____
 CASH FLOW FROM OPERATING ACTIVITIES             $ 9,448,000     $6,498,000
                                               --------------   -------------
 CASH FLOW FROM INVESTING ACTIVITIES

   Additions to property, plant & equipment      (11,358,000)   ( 7,704,000)
   Proceeds from sale of assets                   31,790,000
   Proceeds from sales of long-term securities    73,918,000      8,986,000
   Purchases of long-term securities             (80,543,000)   ( 4,898,000)
   Decrease (increase) in marketable securities    3,022,000    (18,391,000)
   Payments for products acquired                 (7,000,000)
                                                -------------  -------------
Net cash provided by(used in)investing activities  9,829,000    (22,007,000)
                                                -------------  -------------
 CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid                                  (5,308,000)   (5,054,000)
   (Decrease) increase in short-term debt         (38,609,000)   11,848,000
                                                  ------------   -----------
 Net cash (used in) provided by financing
 activities                                       (43,917,000)    6,794,000
                                                  ------------   -----------
 Effect of exchange rates on cash                   1,831,000       746,000
                                                  ------------   -----------
 Decrease in cash                                 (22,809,000)   (7,969,000)

 Cash, beginning of period                         37,320,000    13,862,000
                                                  -----------   ------------
 Cash, end of period                              $14,511,000   $ 5,893,000
                                                 ============   ============

 SUPPLEMENTAL CASH FLOW DATA

 Cash paid during the year:

   Interest                                       $ 2,795,400   $ 2,182,400
   Income taxes                                   $ 1,193,000   $ 4,001,000



                   See notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       1. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the data for the interim periods.

       2. In April 1998 the Company sold three of its domestic household products brands, 2000 Flushes, X-14 and Carpet Fresh.

       3. During the quarter, the Company acquired VAJ s.p.a of Piacenza, Italy, a manufacturer and marketer of Strep, the leading depilatory in Italy, and other grooming products.

       4. An approval letter from the Food and Drug Administration was received by Atrix Laboratories, Inc. for Atridox, a site-specific, anti-microbial delivery system for use in the treatment of chronic adult periodontitis for which the Company has acquired exclusive U.S.
           and Canadian marketing rights from Atrix.

       5. At June 30,1998 the Company adopted Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes standards for reporting and display of an alternative income measurement and its components (revenue,expenses,gains and losses) in a full set of general purpose financial statements. Total comprehensive income includes net earnings,net unrealized currency gains and losses on translation and net unrealized gains and losses on securities. Adoption of this Statement had no effect on the Company's financial position or operating results.

       6. During the three months ended June 30, 1998, the Company reduced its net borrowings by $ 38,609,000 mainly from lines of credit from various banks bearing interest at variable rates.

       7. During the second quarter of 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which must be adopted by the Company by April 1, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company has no yet determined the timing of adoption or the impact that adoption or subsequent application of SFAS No. 133 will have on its earnings or financial position.

                  BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results:
Consolidated world wide net sales of $ 189.4 million in the first quarter ended June 30, 1998 were lower by 5.4% compared to prior year first quarter. Domestic sales were lower by 9% due to the divestiture of three household product line. Foreign sales were lower by 2.9%. Excluding the effects of a stronger U.S. Dollar related to foreign currencies, world wide net sales from ongoing operations increased 3.2% over the prior year.

Interest, dividends and other income increased during the quarter compared to the prior year comparable period due primarily to a gain on sale of household product line.

The cost of goods sold percent to sales was 29.8% and 29.7% in the first quarter of the current and prior year,respectively. The cost of goods represents continued improvements in our manufacturing operations and mix of products sold.

Selling, general and administrative expenses, most of which are related to advertising and promotional activities, were 66.8% and 61.4% of sales in the first quarter of the current year and prior year, respectively. These expenses reflect major spending programs to meet significant compition and build brand equities.

Interest expense percent to sales was 1.9% and 1.7% in the first quarter of the current and the prior year respectively. The increasing trend represents the additional borrowings to finance product acquisitions and capital additions.

Due to the above factors, income before taxes was 8.5% and 10.4% of sales in the first quarter of the current and prior year, respectively.

The effective income tax rates of 26.3% and 26.0% in the first quarter of the current and prior year respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

The Company's International operations represent approximately 60% of the Company's business. During the current quarter, the performance was impacted by currency issues, the instability and recession in Asian and certain European markets key to our business, as well as competitive pressures in many of its markets around the world.

Although inflation has been moderate, the Company continues to utilize selective price increases and budgetary monitoring of advertising, personnel and other expenses to control its operating margins.

Financial Condition:
Cash decreased in the current quarter ended June 30,1998 from the year-ended March 31,1998 by $23 million. The decrease resulted primarily from a reduction of short term debt, the payments for products acquired, an increase in marketable securities, and other current assets partially offset by the sale of assets, and a decrease in accounts receivable.

In the prior year first quarter ended June 30,1997 cash decreased by $8 million. The decrease resulted primarily from an increases in marketable securities, inventories and other current assets partially offset by increases in accounts payable, short-term debt and a decrease in accounts receivable.

                         PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8K

     (a)     The exhibits filed as part of this report are listed below :

                        Exhibit No.               Description
                        -----------               -----------
                            27                Financial Data Schedule


     (b)     Reports on Form 8K
              There were no reports on Form 8K for the three months
               ended June 30,1998.





                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BLOCK DRUG COMPANY, INC.
                                    (Registrant)


 August 11, 1998                    MELVIN KOPP
________________            ______________________________
    DATE                            Melvin Kopp
                              Senior Vice President &
                              Chief Financial Officer