Form 10-Q
period 1998-12-31
BLOCK DRUG CO INC
filed 1999-02-12
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                   _________________________________

                               Form 10-Q


                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934




For the Three Months Ended                   Commission File number 0-6436
    December 31, 1998


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

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.


_____Class______________                Outstanding at December 31,1998
Common Stock - Class A                              14,027,324
Common Stock - Class B                               8,173,600

                       BLOCK DRUG COMPANY, INC.

                          INDEX TO FORM 10-Q
                          DECEMBER 31, 1998
                     ____________________________




Part I - Financial Information - Unaudited                   Page No.


     Consolidated Balance Sheets - December 31,1998
     and March 31, 1998                                         3

     Consolidated Statements of Income for the three
     and nine months ended December 31,1998 and 1997           4

     Condensed Consolidated Statements of Comprehensive
     Income for the three and nine months ended December
     31,1998 and 1997                                          5

     Condensed Consolidated Statements of Cash Flows
     for the nine months ended December 31,1998 and            6
     and 1997.

     Notes to Consolidated Financial Statements                 7

     Management's Discussion and Analysis of Operating
     Results and Financial Condition                         8-11


Part II - Other Information                                    12



                   BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
     ASSETS                                       __12/31/98__   __03/31/98__
     Current Assets:
       Cash                                       $ 30,417,000   $ 37,320,000
       Marketable securities,at market              49,956,000     24,081,000
       Accounts receivable, less allowances
       of $4,371,000 (12/31/98) and
        $4,446,000 (3/31/98)                       132,964,000    143,114,000
       Inventories:
        Raw & packaging materials                   44,538,000     42,661,000
        Finished goods                              91,120,000     96,478,000
       Other current assets                         44,960,000     37,056,000
                                                   -----------    -----------
       Total current assets                        393,955,000    380,710,000
     Property,plant and equipment, less
      accumulated depreciation of $131,621,000
       (12/31/98) and $132,292,000 (3/31/98)       247,639,000    251,737,000
     Long term securities,at market                244,793,000    263,518,000
     Goodwill and other intangible assets-
      net of amortization                          196,098,000    183,654,000
     Other assets                                    6,852,000      7,453,000
                                                -------------- --------------
       Total assets                             $1,089,337,000 $1,087,072,000
                                                 ============= ==============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Notes and bonds payable                    $ 98,576,000   $171,210,000
       Accounts payable & accrued expenses         166,162,000    173,226,000
       Income taxes payable                         15,706,000     11,128,000
       Dividends payable                             5,352,000      5,306,000
                                                  ------------    -----------
       Total current liabilities                   285,796,000    360,870,000

     Notes and bonds payable                       105,948,000     58,318,000
     Deferred compensation and other payables       16,639,000     17,606,000
     Deferred income taxes                           4,563,000      3,023,000
                                                   -----------    ------------
       Total liabilities                           412,946,000    439,817,000
                                                   -----------    ------------
     Shareholders' Equity:
       Class A common stock, non-voting, par
       value $.10-15,000,000 shares authorized,
       14,027,000 (12/31/98) and 13,991,000
       (3/31/98) shares issued and outstanding       1,403,000      1,399,000
       Class A common stock dividend distributable      42,000
       Class B common stock par value $.10-
       30,000,000 shares authorized, 8,174,000
       (1998) shares issued and outstanding            817,000        817,000
       Class B common stock dividend distributable      25,000
       Capital in excess of par value              308,495,000    281,993,000
       Retained earnings                           373,443,000    377,595,000
       Cumulative other comprehensive
        income(loss)                                (7,834,000)   (14,549,000)
                                                 --------------   -----------
     Total shareholders' equity                    676,391,000    647,255,000
                                                 -------------- -------------
     Total liabilities & shareholders' equity   $1,089,337,000 $1,087,072,000
                                                 =============  ==============

                                          -3-
                    See notes to consolidated financial statements.


                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                            THREE_MONTHS_ENDED            NINE_MONTHS_ENDED
                               DECEMBER_31,                 DECEMBER_31,
                       _1998_____________1997____ _______1998________1997___
Revenues:
Net sales            $194,485,000  $208,284,000  $587,995,000    $630,368,000
Interest, dividends
 and other income       9,857,000     6,065,000    28,241,000      19,182,000
                      -----------   -----------   -----------     -----------
                      204,342,000   214,349,000   616,236,000     649,550,000
                      -----------   -----------   -----------     -----------
Cost and expenses:
Cost of goods sold     69,796,000    67,957,000   189,284,000     205,034,000
Selling, general and
 administrative       113,121,000   129,368,000   365,599,000     379,144,000
Interest expense        3,786,000     3,929,000    10,610,000      10,280,000
                      -----------   -----------   -----------     -----------
                      186,703,000   201,254,000   565,493,000     594,458,000
                      -----------   -----------   -----------     -----------
Income before taxes    17,639,000    13,095,000    50,743,000      55,092,000

Income taxes            5,326,000     1,663,000    13,701,000      13,002,000
                       -----------  -----------   -----------      ----------
Net income             12,313,000    11,432,000    37,042,000     $42,090,000
                      ============  ===========    ==========     ===========
Average number of
 shares outstanding    22,859,285    22,812,866(1) 22,846,818(1)   22,802,341(1)
                       ===========  ===========    ==========     ===========

Net earnings per share $     0.54    $     0.50(1)   $   1.62(1)   $   1.85  (1)
 (basic and diluted)   ===========    ===========   ==========     ===========

Cash dividends per share
 Class A common stock  $    .3175    $    .315   $ 0.9475         $    0.935
 Class B common stock  $    .110625  $    .11    $ 0.330625       $    0.325



  (1) Restated to reflect 3% stock dividend declared November 1998.



                                           -4-
                      See notes to consolidated financial statements



                        BLOCK DRUG COMPANY INC. & SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    (UNAUDITED)




                            THREE_MONTHS_ENDED            NINE_MONTHS_ENDED
                                DECEMBER_31,                 DECEMBER_31,
                         _1998_____________1997____ _______1998________1997___
 Net income            $12,313,000     $11,432,000   $37,042,000   $42,090,000

 Other comprehensive
  income/(loss)
  Foreign currency
   translation adjust-
   -ment *               8,835,000      (5,401,000)    4,385,000   (17,226,000)

  Unrealized holding
   gain on marketable
   securities,net of        12,000         817,000     2,330,000     2,696,000
   taxes                ------------     ----------    -----------   -----------
Other comprehensive
 income/(loss)           8,847,000      (4,584,000)    6,715,000   (14,530,000)
                       ------------     ----------    -----------   -----------
Comprehensive income
 /(loss)               $21,160,000      $6,848,000   $43,757,000   $27,560,000
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





                 See notes to consolidated financial statements



                       BLOCK DRUG COMPANY INC.AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                          DECEMBER 31
                                                 _____1998_________1997____
 CASH_FLOW_FROM_OPERATING_ACTIVITIES             $ 60,894,000  $_52,230,000

 CASH FLOW FROM INVESTING ACTIVITIES

   Additions to property, plant & equipment       (27,179,000)  (28,148,000)
   Proceeds from sale of assets                    31,790,000     1,900,000
   Proceeds from sales of long-term securities    101,963,000    42,571,000
   Purchases of long-term securities             (106,132,000)  (70,587,000)
   (Increase)decrease in marketable securities        (59,000)    3,337,000
   Payment for products acquired                  (26,428,000)  (39,150,000)
                                                 -------------  ------------
 Net cash used in investing
  activities                                      (26,045,000)  (90,077,000)
 CASH FLOW FROM FINANCING ACTIVITIES

   Dividends paid to shareholders                 (15,972,000)  (15,284,000)
   Proceeds from issuance of notes payable         50,000,000
   Payments of notes payable                       (2,370,000)
   (Decrease)increase in short-term debt          (72,634,000)   64,138,000
                                                  -----------   ------------
 Net cash (used in)provided by financing
  activities                                      (40,976,000)   48,854,000

 Effect of exchange rates on cash                    (776,000)    1,809,000
                                                   -----------  -----------
 (Decrease)increase in Cash                        (6,903,000)   12,816,000

 Cash, beginning of period                         37,320,000    13,862,000
                                                 ------------  ------------
 Cash, end of period                             $ 30,417,000  $ 26,678,000
                                                 ============  ============

 SUPPLEMENTAL CASH FLOW DATA

 Cash paid during the year:

   Interest                                      $  8,638,000   $ 9,063,000
   Income taxes                                  $  9,962,000   $10,483,000


 SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING AND INVESTING ACTIVITIES

   3% stock dividend                             $ 25,222,000   $30,809,000

                                      - 6 -
                   See notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       1. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the data for the interim periods.

       2. During the nine months ended December 31,1998, the Company reduced its net borrowings by $ 25,004,000 under various lines of credit.

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

                  BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results:
Consolidated worldwide net sales of $ 194.5 million in the third quarter and $588.0 million for the nine months ended December 31,1998 were lower by 6.6% and 6.7%,respectively,compared to prior year periods.Domestic sales for the nine months were lower by 10.5% due to the divestiture of three household product lines in April 1998. Foreign sales for the nine months were lower by 4.0%. Excluding the effects of a stronger U.S. Dollar related to foreign currencies, world wide net sales from ongoing operations increased 2.4% over the prior year.

Interest, dividends and other income increased during the first nine months of the year compared to the prior year comparable period due primarily to net proceeds from sale of the household product lines.

The cost of goods sold percent to sales was 32.2% and 32.5% for the nine months of the current and prior year,respectively. The cost of goods represents continued improvements in our manufacturing operations and mix of products sold.

Selling, general and administrative expenses, most of which are related to advertising and promotional activities, were 62.2% and 60.1% for the nine months of the current and prior year periods,respectively.These expenses reflect major spending programs to meet significant competition and build brand equities.

Interest expense percent to sales was 1.8% and 1.6% for the nine months of the current and the prior year,respectively. The increasing trend represents the additional borrowings by foreign subsidiaries to finance product acquisitions and conversion of short-term debt to long-term debt at a slightly higher interest rate.

Due to the above factors, income before taxes was 8.6% and 8.7% of sales for the nine months of the current and prior year, respectively.

The effective income tax rates of 27.0% and 23.6% for the nine months of the current and prior year,respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

The Company's International operations represent approximately 60% of the Company's business. During the current quarter and the nine months ended,the performance was impacted by currency issues, the instability and recession in Asian and certain European markets key to our business, as well as competitive pressures in many of its markets around the world.

Although inflation has been moderate, the Company continues to utilize selective price increases and budgetary monitoring of advertising, personnel and other expenses to control its operating margins.

Year 2000
---------
As many computer systems and other equipment or processors with embedded chips (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before,during or after the year 2000. As a result, business and government entities are at risk for possible miscalculations or systems failures causing disruption in their business operations. This is commonly known as the year 2000 (Y2K Millennium Bug or Y2K) problem. The Y2K problem can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains.

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

The second component of the Y2K compliance program involves the actual remediation and replacement of Business Systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. Business Systems ranked highest in priority have either been remediated or replaced or scheduled for remediation or replacement. Business Systems previously earmarked for retirement and replacement without regard to the Y2K problem have been evaluated for early replacement with Y2K compliant systems or programs or, in the alternative, remediation. The Company is in the process of implementing Y2K compliant software/hardware wherever needed in the US as well as fixing or replacing hardware and software where warranted with Y2K compliant solutions in our affiliates.The Company's objective is to complete substantially all remediation and replacement of internal Business Systems by March, 1999 to complete final testing and certification for Y2K readiness by July, 1999 and have all contingency plans prepared by September, 1999.

As part of the Y2K compliance program, significant service providers, vendors, suppliers, customers and government entities ("Key Business Partners") that are believed to be critical to business operations after January 1, 2000 have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Y2K readiness through questionnaires, interviews, on-site visits and other available means. Wherever we have electronic or computer to computer communications with Key Partners, we plan to jointly test these interfaces. In conjunction with this effort, key government agencies and utilities upon which the Company and its subsidiaries rely are being approached on a worldwide basis to identify their level of Y2K preparedness. In many cases these entities, particularly outside North America,have a lower level of Y2K awareness and are less willing to provide information concerning their state of Y2K readiness.
                              - 9 -

Because of the vast number of Business Systems used by the Company and its operating subsidiaries, the significant number of Key Business Partners and the extent of the Company's international operations, the Company presently believes that it may experience some disruption in its business due to the Y2K problem. More specifically, because of the interdependent nature of Business Systems, the Company and its operating subsidiaries could be materially adversely affected if utilities and government entities with which they do business or that provide essential services are not Y2K ready. The Company currently believes that the greatest risk of disruption in its businesses exists in certain international markets. The possible consequences of the Company of Key Business Partners not being fully Y2K compliant by January 1, 2000 include among other things, temporary plant closings, delays in the delivery of products, delay in receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Concurrently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company and its operating subsidiaries to conduct their businesses in the ordinary course for a period of time after January 1, 2000. However, the Company believes that its Y2K readiness program, including the contingency planning discussed below, should significantly reduce the adverse effect any such disruptions may have.

Concurrently, with Y2K readiness measures described above, The Company and its operating subsidiaries are developing contingency plans intended to mitigate the disruption in business operations that may result from Y2K problems, and are developing cost estimates for such plans. Contingency plans may include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply, adjusting facility shut-down and start-up schedules and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

The Company is investing an estimated $14 million to address it's Y2K effort as well as other business information requirements.To date approximately $12 million has been spent.These amounts do not include any cost associated with the implementation of contingency plans, which are in the process of being developed.

The Company's Y2K compliance program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K compliance program described above are subject to change, but the Company is making every effort to ensure scheduled completion dates are not missed.

Acquisitions
------------
Following the close of the third quarter,the Company announced several acquisitions in U.S.,Europe and Latin America.

On January 4,1999,the Company acquired essentially all assets of The Stanback Company of Salisbury,North Carolina.Stanback manufactures and markets the Stanback headache powder line and the Chap-et line of lip balm.

The Company announced acquisitions in Germany on January 19,1999,the Pilca depilatory line,Aapri facial skin cleanser,and Vionell feminine hygiene products.The Company recently added the Louis Marcel brand depilatory to its portfolio of consumer products in U.K.

The Company also acquired the Pelo Libre line of pediculicide products for Argentina.The line consists of a lice treatment product,a lice preventive and two products in development.

Financial Condition:
--------------------
 Cash decreased for the nine month period ended December 31,1998 to $30.4 million from $37.3 million at year-end March 31,1998. The decrease resulted primarily from decrease in short-term debt,and additions to Property,Plant and Equipment and payments for products acquired partially offset by the issuance of long-term debt and proceeds from sale of assets.

In the prior year nine months cash increased to $26.7 million from $13.9 million at year-end March 31,1997. The increase resulted primarily from a decrease in accounts receivable and an increase in short-term debt partially offset by an increase in inventory,payments for products acquired and additions to Property,Plant and Equipment.

                      PART II. OTHER INFORMATION



   Item 6.__________Exhibits and Reports on Form 8K___________

   (b) Reports on Form 8K - there were no reports on Form 8K for the three months ended December 31, 1998.





                     _____SIGNATURES_______

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             __BLOCK_DRUG_COMPANY,_INC.__
                                    (Registrant)


     2-10-99                          MELVIN KOPP
  ________________            ______________________________
      DATE                            Melvin Kopp
                                 Senior Vice President &
                                 Chief Financial Officer