Form 10-K
period 1999-03-31
BLOCK DRUG CO INC
filed 1999-06-29
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549
                              FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 1999 Commission File No. 0-6436

                        BLOCK DRUG COMPANY, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           New Jersey                                      22-1375645
(STATE OR OTHER JURISDICTION
OF INCORPORATION OR ORGANIZATION)                (Employer Identification No.)

257 Cornelison Avenue, Jersey City, New Jersey            07302-9988
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (201) 434-3000

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

As of June 8, 1999, nonaffiliates held no voting shares of the Registrant; therefore, the aggregate market value of voting shares held by nonaffiliates is zero. As of June 8, 1999, the aggregate market value on non-voting shares held by nonaffiliates was $283,033,819. For purposes of this Form 10-K, nonaffiliates are all holders of non-voting stock other than directors, officers and members of the Block family.

As of June 8, 1999 there were 14,467,258 shares of Class A Common Stock and 8,418,808 shares of Class B Common Stock of Registrant outstanding.

Documents Incorporated by Reference: None

                                                      PART I
Item 1.  Business

GENERAL

Block Drug Company, Inc. (the "Company") is a worldwide manufacturer and marketer of denture care products, oral health care products, consumer over-the-counter medicines and professional dental products.

Approximately 60% of the Company's business is derived from non-U.S. markets. The Company's key international markets are the U.K., Germany and Continental Europe; Asia/ Pacific, including Japan, Australia, South Korea, Thailand, New Zealand and the Philippines; Latin America (including Argentina, Brazil, Colombia and Mexico) and Canada.

With the exception of Atridox(R) (doxycycline hyclate) 10% and Atrisorb(R), which are only sold in the U.S. and Canada, the Company markets virtually the same categories of products in international markets as it does domestically. International operations are subject to certain risks. These include possible nationalization, expropriation, importation limitations and other restrictive governmental actions. Fluctuations in foreign currency exchange rates can impact consolidated financial results. For additional information on international operations, refer to "Management's Discussion and Analysis of Operations and Financial Condition" (Item 7), "Financial Instruments" (Note 5), and "Segments of an Enterprise" (Note 17), all found in this Form 10-K.

PRODUCT SEGMENT AND OTHER FINANCIAL INFORMATION

The "Product Segment Data" for the fiscal years ending March 31, 1999, 1998 and 1997 are as follows:
                                                        (In Thousands)
                                                        --------------
                                               1999          1998        1997
                                               ----          ----        ----

Denture Care and Oral Health Care Products*  $595,116      $606,812     $621,103
Consumer Over The Counter Medicines           225,985       256,245      241,368
                                            ---------     ---------    ---------
Consolidated Net Sales                       $821,101      $863,057     $862,471
                                             ========      ========     ========

*Includes professional dental products

DENTURE CARE AND ORAL HEALTH CARE PRODUCTS

In the U.S., the Company's denture care products include the Polident(R) line denture cleansers; the Poli-Grip(R) line of denture adhesives; and Dentu-Creme and Dentu-Gel denture cleansers. Polident(R) Whitening Mouthwash, a specialty mouthwash for denture wearers, was added to the line in the fourth quarter.

Polident brand is available in five varieties: Polident(R) Five Minute; Polident(R) Overnight; Smoker's Polident(R); Polident(R) for Partials; and
Polident(R) Powder. The Company introduced Polident(R) with PoliShield(TM) during fiscal 1999, a new formula which provides dentures with a protective shield against stains and odors.

The Poli-Grip(R) line of denture adhesives includes Poli-Grip(R) Original; Poli-Grip(R) Ultra Fresh and Poli-Grip(R) Free, a formula free of artificial ingredients.

Corega(R) brand denture cleansers and adhesives are marketed by the Company, its subsidiaries and branches in many international markets around the world.

One of the Company's leading brands is Sensodyne(R) anti-cavity toothpaste for sensitive teeth. Sensodyne is a worldwide brand name except in Japan where the product is sold under the Shumitect(R) brand name. In most markets in which it is sold, Sensodyne is the leading desensitizing toothpaste brand. In the U.S., the Company markets Sensodyne(R) Extra Whitening; Sensodyne(R) Tartar Control; Sensodyne(R) with Baking Soda; Sensodyne(R) Fresh Mint; Sensodyne(R) Cool Gel; and Sensodyne(R) Original Flavor.

Parodontax(R) brand toothpaste for gum care is another specialty dentifrice marketed by the Company. It is sold in approximately 30 countries outside of the United States.

The Company markets two brands of mouthwash, Targon(R) Smokers' Mouthwash and Polident(R) Whitening Mouthwash. Targon brand is marketed to smokers to remove tobacco tar from teeth. Polident(R) Whitening Mouthwash is marketed to denture wearers to whiten dentures and freshen breath.

Targon is sold in two varieties; Original and Clean Taste. Polident(R) Whitening Mouthwash is sold in Peppermint and Bright Mint(TM) flavors.

Serious dental medicines are marketed by the Company to dental professionals in the U.S. These include Atridox(R) (doxycycline hyclate) 10%, a treatment for chronic adult periodontitis; PerioGlas(R) brand bioactive glass used in the treatment of periodontal disease; Atrisorb(R), a barrier for guided tissue regeneration in oral surgery; and Aphthasol(R) (amlexanox oral paste, 5%) the first and only prescription treatment for aphthous ulcers, also known as canker sores. The products are detailed to dental professionals through the Company's force of Dental Consultants.

CONSUMER OVER-THE-COUNTER MEDICINES

The Company markets consumer over-the-counter medicines in a variety of categories in the U.S. and in most international markets.

The Company markets a broad selection of gas treatment and digestive products in the U.S. These include the (1) Phazyme(R) line of gas relief products, (2) Beano(R) food enzyme dietary supplement, and (3) Nature's Remedy(R) brand laxative.

In the baby care products market, the Company markets Balmex(R) brand diaper rash ointments. Balmex(R) with Aloe and Vitamin E was added to the line during the fourth quarter. Numz-It(R) Teething Gel is another of the Company's baby care brands.

Three brands of powdered analgesics are marketed by the Company in the Southern U.S. These include the BC(R), Goody's(R) and Stanback(R) lines. The Stanback line was acquired during the fiscal year. Goody's(R) Body Pain Formula was introduced in the fourth quarter as a line extension of the parent brand. Other line extensions in this category include Goody's(R) PM and BC(R) Allergy/Sinus.

Sleep-aid products sold by the Company include Nytol(R) brand and Nytol(R) Natural. The latter brand is a homeopathic sleep-aid with a well-established brand name.

The Chap-et(R) line of lip care products was acquired this fiscal year. It includes a dozen varieties of lip balm products.

Tegrin(R) Shampoo is a value priced brand the Company markets in the dandruff shampoo category.

ACQUISITIONS AND DIVESTITURES

The Company made a significant number of acquisitions during and immediately after the close of the current fiscal year.

During The Fiscal Year:

The Company divested three household product brands (2000 Flushes(R) toilet bowl cleaners, X- 14(R) toilet bowl and hard surface cleaners and Carpet Fresh(R) rug and room deodorizers) in fiscal 1999.

In the U.S., the Company acquired the Stanback(R) line of powdered analgesics and the Chap-et line of lip care products.

In Europe, the Company purchased Strep(R) depilatory in Italy and Pilca(R) depilatory in Germany. The Agevit(R) line of herbal nutritional supplements, known as nutraceuticals, was acquired in France.

Subsequent To The Close Of The Fiscal Year:

The Company divested the Lava(R) brand hand soap in April, 1999.

In Germany, the Company acquired Chlorahexamed(R), a medicated mouthwash sold over-the-counter in that country and in other European markets.

In the UK, the Company acquired the Louis Marcel(R) line of depilatories.

In Latin America, acquisitions occurred in Brazil and Argentina. The Silidron(R) and Espasmo Silidron(R) lines of anti-gas products were added to our product portfolio in Brazil. In Argentina, the Company acquired the Pelo Libre(R) line of pediculicides.

In Korea, the Company acquired the balance of certain marketing rights to the Parodontax(R) brand toothpaste, which it sells in various countries.

MATERIAL REGULATIONS

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

The Company sells its consumer denture, dental care, oral hygiene and over-the-counter medicines through its national sales force. Sales are made directly to food and drug chains, wholesalers, mass merchandisers and independent food and drug stores. In addition, the Company employs marketing and sales representatives in international markets.

TRADEMARKS AND PATENTS

The Company's principal trademarks are of material importance to its business. These trademarks are owned by the Company or its wholly-owned subsidiaries.

Although the Company enjoys certain benefits under patents which it owns or licenses, no one patent or license is material to our overall business or to an individual business segment.

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

MANUFACTURING

Most of the principal raw materials used by the Company in its domestic manufacturing operations are purchased domestically. Although some of the Company's raw materials are obtained from single source providers, most are available from alternate suppliers as well. In cases where a raw material is available only from one source (as opposed to being only purchased from a single source) alternate raw materials can be used as a replacement. The Company maintains inventories of raw materials to protect against a business interruption caused by moving from one supplier to another. In addition, the Company has qualified alternate formulae to assure continued product availability in the unlikely event any one raw material becomes unavailable.

During the course of the fiscal year ended March 31, 1999, there were no substantial raw material shortages. The Company was able to obtain all raw materials required for its normal operations at competitive prices.

The Company manufactures the majority of its products. Some products are manufactured by independent third parties. There is not a single third party that manufactures 10% or more, in the aggregate, of the Company's products.

Item 2.  Properties

      The worldwide executive and administrative offices, manufacturing, research and development, warehousing and distribution facilities of the Company and its subsidiaries use an aggregate of approximately 2,000,000 square feet. This figure does not include undeveloped land on which its facilities are located or land adjacent to certain properties. The Company or its subsidiaries own substantially all of the properties.

      Among these properties are the following: (1) corporate headquarters; Jersey City, New Jersey; (2) professional dental product manufacturing:
Glendale, Wisconsin (leased); (3) manufacturing plants for the Company's denture care, oral health care and over-the-counter products; Memphis, Tennessee; Dungarvan, Ireland; Humacao, Puerto Rico (Dentco and Reedco); Plymouth, UK; Rio de Janeiro, Brazil; Buenos Aires, Argentina; and Salisbury, North Carolina (leased).

      Subsequent to the end of the fiscal year, the Company entered into negotiations to sell its factory in South Brunswick, New Jersey, has entered into a contract for the sale of its facilities in Buenos Aires, Argentina and has closed on the sale of its plant and offices in Mississauga, Canada.

      The Company owns land contiguous to the Memphis, Plymouth and Dungarvan facilities which would allow for the future expansion of such facilities.
Additional warehouse and distribution facilities are in Mississauga, Canada (leased); Memphis, Tennessee (leased); Dayton, New Jersey; Plymouth, UK and Zaragoza, Spain.

      The Company also has offices in Welwyn Garden City, UK, Mississauga, Canada (leased) and Ratingen, Germany where business involving each product group is conducted.

      The Company's plants and facilities, in the opinion of management, are in good condition and, together with expansions and alterations recently completed, or in the process of being completed as part of the manufacturing restructuring plan, are regarded by management as adequate for current requirements and for those of the next several years. Management's Discussion and Analysis of Operating Results and Financial Condition further describes the Company's restructuring plan.

Item 3.  Legal Proceedings

      The Company is involved in various routine litigation incidental to its business. While the significance of these matters cannot be fully assessed at this time, management, on advice of counsel, does not believe that any liability that may arise from these proceedings will have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the holders of Class B Common Stock during the quarter ended March 31, 1999.

                                PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

                     STOCK PRICE AND DIVIDEND INFORMATION


                               Market Price          Cash Dividends Declared
                               Range of Class A              Per Share
                               Common Stock*
============================== ============================================
Fiscal Year Ended March 31,    High**      Low**
1999
First Quarter                  $46         $36 1/4  $0.315    Class A Shares
                                                    $0.11     Class B Shares
Second Quarter                  40 1/4      32 1/2  $0.315    Class A Shares
                                                    $0.11     Class B Shares
Third Quarter                   43 5/8      33 1/4  $0.3175   Class A Shares
                                                    $0.110625 Class B Shares
Fourth Quarter                  47          36 1/2  $0.3175   Class A Shares***
                                                    $0.110625 Class B Shares***
-----------------------------------------------------------------------------
Fiscal Year Ended March 31,    High        Low
1998
First Quarter                  $47 1/2     $40 3/4  $0.31     Class A Shares
                                                    $0.1075   Class B Shares
Second Quarter                  51 1/2      43 5/8  $0.31     Class A Shares
                                                    $0.1075   Class B Shares
Third Quarter                   50 7/8      41 1/2  $0.315    Class A Shares
                                                    $0.11     Class B Shares
Fourth Quarter                  44 3/4      39 1/4  $0.315    Class A Shares****
                                                    $0.11     Class B Shares****
================================================= =============== ==============

   * The Company's Class A (non-voting) Common Stock is traded on the Nasdaq National Market System. There is no established trading market for the Company's
       Class B (voting) Common Stock.

  **   These  are  high  and low  bid  quotes  and  reflect
       inter-dealer    prices   without   retail   mark-up,
       mark-down or commission and may not necessarily represent actual transactions.

 ***   In addition, a 3% stock dividend was paid on January
       4, 1999 to Class A and B shareholders in Class A and
       B Common Stock, respectively.

****   In addition, a 3% stock dividend was paid on January
       2, 1998 to Class A and B shareholders in Class A and
       B Common Stock, respectively.

The following table indicates the approximate number of shareholders of each class of the Company's equity securities based upon the number of record holders as of June 8, 1999:


           Title of Class                            Number of Shareholders
============================================  ==================================
Common Stock, Class A (non-voting)                          433
Common Stock, Class B (voting)                                5
============================================  ==================================


Item 6.  Selected Financial Data


                                                                     Fiscal Year Ended March 31,
                                           1999(3)              1998             1997(2)            1996             1995
====================================  ==================  ================= ================= ================ ================

Net Sales from Continuing Operations     $   821,101,000       $863,057,000     $ 862,471,000    $ 715,242,000    $ 621,139,000
Interest, Dividends & Other Income       $    27,984,000       $ 25,882,000     $  28,335,000    $  30,157,000    $  23,026,000
Income from Continuing Operations        $    67,497,000       $ 69,611,000     $  10,817,000    $  65,501,000    $  57,870,000
  before Income Taxes
Income Taxes                             $    15,875,000       $ 17,819,000     $   2,210,000    $  11,798,000    $  11,944,000
Income from Continuing Operations        $    51,622,000       $ 51,792,000     $   8,607,000    $  53,703,000    $  45,926,000
Average Number of Common Shares               22,853,000         22,808,000        22,766,000       22,724,000       22,677,000
   Outstanding(1)
Income from Continuing Operations,
  Per Share of Common Stock (Basic                 $2.26              $2.27             $0.38            $2.36            $2.03
  and Diluted)(1)
Earnings Per Share of
  Common Stock (Basic and Diluted)(1)              $2.26              $2.27             $0.38            $3.90            $2.22
Cash Dividends Per Share of
 Class A Common                                    $1.27              $1.25             $1.20            $1.12            $1.06
Cash Dividends Per Share of
 Class B Common                                   $0.441             $0.435            $0.415            $0.30                -
Stock Dividends Per Share of
 Class A Common                                       3%                 3%                3%               3%               3%
Stock Dividends Per Share of
 Class B Common                                       3%                 3%                3%               3%               3%
Depreciation                             $    20,852,000   $     19,651,000    $   20,210,000   $   19,012,000     $ 16,031,000
Working Capital                          $    61,578,000   $     19,840,000    $   90,172,000    $ 106,050,000     $ 26,095,000
Current Ratio                                        1.2                1.1               1.3              1.5              1.1
Total Assets                              $1,166,763,000     $1,087,072,000    $1,014,923,000     $929,117,000     $871,320,000
Long-Term Debt and Notes Payable         $   107,012,000   $     58,318,000   $    55,943,000    $  56,143,000     $ 15,273,000
Shareholders' Equity                     $   683,885,000    $   647,255,000    $  631,320,000     $641,042,000     $562,531,000
Number of Employees                                3,251              3,380             3,703            3,600            3,521
====================================  ==================  ================= ================= ================ ================

Management's   Discussion  and  Analysis  of  Operating  Results  and  Financial
Condition is presented on pages 10 to 20 of this report.

(1) Restated to reflect stock dividends on Class A and Class B Common Stock by the Company in 1999 and previously.

(2) Fiscal 1997 income statement numbers reflect a pre-tax charge of $72,450,000 for manufacturing restructuring and re-engineering. Additionally, these amounts reflect the consolidation of the Block Drug Company (Japan) Inc. subsidiary, which had been previously accounted for as a 50%-owned equity joint venture. The Company acquired the remaining 50% share in fiscal year 1997.

(3) Fiscal 1999 income statement numbers reflect a credit of $12,673,000 in connection with the manufacturing restructuring and re-engineering. See
       Note 13 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition

Operating Results

       Consolidated worldwide sales for the fiscal year ended March 31, 1999 were $821.1 million compared to $863.1 million and $862.5 million in fiscal 1998 and 1997, respectively. During the year, the Company sold three of its household product brands (2000 Flushes (R) toilet bowl cleaners, X-14 (R) toilet bowl and hard surface cleaners and Carpet Fresh (R) rug and room deodorizers). Excluding the effects of the divestitures, consolidated sales were $813.2 million,
$795.4 million, $785.2 million for the fiscal years ended March 31, 1999, 1998 and 1997, respectively. For fiscal 1999, excluding the divestitures and negative foreign exchange rates, sales would have increased
2.2% and 1.1%, respectively. Domestic sales were down by 9.2 % and international sales were down by 1.8 %. Excluding the effects of the divestiture, domestic sales increased 6.4%, of which 2% was due to price increases and 4.4 % due to volume increases. Excluding the effects of the divestitures, international sales were slightly lower.

SALES BY GEOGRAPHIC AREA (Dollars in Thousands)

                                         Percent             Percent
                                FY 1999  Change    FY 1998   Change    FY 1997
                                -------  ------    -------   ------    -------

Domestic                       $330,246    -9%     $363,507     5%     $347,523
Europe, Africa, Middle East     312,866     5%      296,765     -       295,774
Latin America, Canada,
   Asia/Pacific                 177,989   -12%      202,785    -7%      219,174
                              ---------           ---------           ---------

Total Net Sales                $821,101    -5%     $863,057     -      $862,471
                               ========            ========            ========

       Domestic sales growth was driven by relatively strong sales from Polident(R) and Poli-Grip(R) and BC(R) and Goody's(R) analgesic powder brands. In addition, Stanback(R) brand analgesic headache powder and Chap-et(R) lip conditioner, which were acquired in the fourth quarter, contributed to the sales increase. Sensodyne(R) brand sales were up by 8%, mainly due to the growth of Sensodyne(R) Extra Whitening. Atridox(R) (doxycycline hyclate) 10%, a newly introduced product, met sales targets.

       In international markets, the European Division had sales growth of 5%. Medical products showed strong growth. Setlers(R), Otomize(R) and Piriton(R) brand sales increased by 12 %, 16 % and 21 %, respectively. Sales of Sensodyne increased 5 %. Italy's exceptional sales performance was primarily due to the acquisition of the STREP(R) depilatory brand. In Holland, sales were up by 13 % mainly due to the successful introduction of Parodontax(R) toothpaste Gel line extension. In other international areas, sales were down due to economic recession, weak currencies and the household products divestitures.

       The Company's international operations represent approximately 60% of the Company's business. During fiscal 1999, the performance was impacted by the divestiture of a household product in Latin America. The European market showed a strong improvement during the year. The performance in the Asian market was impacted by weak currency conditions and economic crisis. The net foreign exchange gains and losses are included within selling, general and administrative expenses due to the fact that they were insignificant. For additional information see Note 1 to consolidated financial statements. The largest markets in Austral-Asia are Japan and Australia. In fiscal 1998, Australia experienced a 15% increase in local currency sales. However, Japan sales in local currency, decreased by 13%. After translating into U.S. Dollars, sales in Japan were down by 21% and sales in Austral-Asia were up by 8% respectively. In fiscal 1999, sales in Australia were up by 4% in local currency and sales in Japan were down by 9% in local currency. After translating into U.S. Dollars, sales in Australia were down 12% and sales in Japan were down 14% respectively. In fiscal 1998, U.S. Dollar translated sales in Europe, Africa and Middle East were flat compared to the prior year. However, if exchange rates remained constant, sales would have increased by 4%. In fiscal 1999, U.S. Dollars translated sales in Europe, Africa and Middle East were up by 5%. The exchange rate impact on sales in fiscal 1999 was not material.

       Interest, dividends and other income of $27,984,000 increased by 8% compared to prior year income of $25,882,000, primarily due to increased interest income from marketable securities. The increase was slightly offset by the reduction in co-promotion income due to expiration of the contracts of Habitrol(R) and Lodine(R) brands and discontinuation of the brand Duract(R).

       The cost of goods sold percentage to sales was 33.1% in fiscal 1999 compared to 32.6% in fiscal 1998 and 32.4% in fiscal 1997. The domestic cost of sales was 33.3%, 34.3% and 32.8% for fiscal 1999, 1998 and 1997, respectively. These percentages reflect the mix of products sold, in addition to selective price increases and the effect of divestiture of three household products brands. The international cost of sales was 33%, 31.4% and 32.1% for fiscal 1999, 1998 and 1997, respectively. The increase was primarily due to an increase in the cost of sales, outpacing the increase in the selling price because of a very competitive European market.

       Selling, general and administrative expenses represented 61.9%, 60.7% and 60.1% of sales in fiscal 1999, 1998 and 1997, respectively. The major portion is related to advertising and promotional activities. These expenses reflect major spending programs to meet significant competition and to build brand equities.

       Interest expense in fiscal 1999 experienced a favorable variance from fiscal 1998, primarily due to lower average debt resulting from the divestiture of three household brands as well as declining interest rates on Euro denominated borrowing. This was partially offset by additional financing for product acquisitions and increased interest cost on some US denominated short-term bank debt that was refinanced for ten years through the issuance of the Company's privately placed 6.46% Senior Notes due 7/1/08.

       The Company's interest rate exposures result from financing activity in the form of short and long-term variable rate debt and investments in long-term fixed income securities. The Company uses interest rate cap agreements to manage the exposure resulting from variable rate debt (See Note 5). The notional amount of such agreements at March 31, 1999 was $100 million. Investments in long-term fixed income securities are typically held to maturity and fluctuations in their market value, which are included in Other Comprehensive Income, are not hedged.

       The Company's foreign exchange exposures derive primarily from the activities of its foreign subsidiaries and affiliates which sell products to customers generating accounts receivable both in their own local currency and in other currencies. Certain subsidiaries, principally manufacturing locations in the United Kingdom, Ireland and Brazil, also incur significant costs denominated in currencies other than their functional currency. Additionally, the Company is exposed to the risk that the results of operations of its foreign affiliates may translate to lower than expected net income for inclusion in the Company's consolidated results.

       Interest rate cap agreements and foreign currency options are the only types of derivatives used by the Company for risk management. The costs and benefits derived from the interest rate caps are taken into income over the term of the agreements as an adjustment to interest expense. No benefits were derived from these agreements during fiscal 1999 or 1998. (See Note 5).

       The Company manages its most significant foreign currency exposures, principally inventory purchases, by purchasing average rate currency options that protect against the fiscal year average value of each currency declining more than an acceptable amount from the average for the prior year. Currencies that are highly correlated to the U.S. Dollar and those that are illiquid or have high interest rates (and therefore hedging cost) are not hedged. However, certain affiliates in high interest rate environments maintain cash balances in U.S. Dollars. If the affiliate's functional currency declines against the dollar, such balances would produce incremental income, thereby offsetting the declining dollar value of the affiliate's results included in the Company's net income.

          The cost of foreign currency options are expensed over the period to which they relate and any benefits, to the extent of options deemed effective hedges, are treated as an adjustment to the related costs of inventory when purchased. For additional information, see 'Financial Instruments' (Note 5) in Notes to Consolidated Financial Statements.

       Worldwide Earnings by Geographic Region (Dollars in Thousands)

                                             1999          1998           1997
                                             ----          ----           ----

United States                             $ 59,200      $ 52,186     $   56,331
Europe, Africa, Middle East                 33,745        45,353         43,029
Latin America, Canada, Asia/Pacific         10,825        22,019         20,363
                                          --------      --------     ----------
Total Operating Income                     103,770       119,558        119,723
General Corporate expenses, net            (36,273)      (49,947)      (108,906)
                                          --------     ---------       --------
Consolidated Income Before Income Taxes   $ 67,497     $  69,611     $   10,817
                                          ========     =========       ========

       Income before income tax for the United States increased 13%. Europe, Africa, Middle East decreased 26%. Latin America, Canada, Asia/Pacific decreased 51%. The increase in the United States was primarily due to mix of products sold and the effect of the divestiture of three household product brands. The decrease in Europe, Africa, Middle East was due to a very competitive European market. The Latin America, Canada, Asia/Pacific decline was due to economic recession, weak currencies and the household product divestitures.

       Due to the above factors, income before taxes was 6.7% of sales in fiscal 1999 (excluding restructuring and re-engineering credit) as compared to 8.1% and 9.7 % in fiscal 1998 and 1997 (excluding restructuring and re-engineering charges), respectively.



       The effective income tax rates of 23.5%, 25.6% and 20.4% in fiscal 1999, 1998 and 1997, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland. The effective rate increase from 1997 to 1998 occurred primarily as a result of a change in taxability of certain Puerto Rico securities. The rate decrease from 1998 to 1999 occurred mainly because operating profit in lower taxed countries was proportionally higher than in 1998. For additional information see "Income Taxes" Note 8 to the Consolidated Financial Statements.

       The  operations in other Asian markets  (excluding  Japan and  Australia)
were   relatively   insignificant   to  the  Company's   consolidated   results.
Accordingly, the recession in Asia did not have a significant impact on profits.

       It is difficult to predict future exchange movement. If exchange rates would continue at fiscal 1999 levels, management does not anticipate any major material effects on the Company's future financial condition or liquidity.

       Although inflation has been moderate throughout fiscal 1999, 1998 and 1997, the Company continues to utilize selective price increases and budgetary monitoring of advertising, personnel and other expenses to control its operating margins.

       In February 1997, the Company announced the consolidation of its manufacturing operations by planning to close six of its twelve production facilities in various parts of the world over a two year period. This action is expected to generate approximately $25 million in additional annual cost savings beginning in fiscal 2000 which will be reinvested to support the Company's brands, acquisitions, new products and strengthen the Company to penetrate new geographic areas worldwide. The worldwide manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72.5 million ($55.7 million net tax), or $2.60 per share after taxes in fiscal 1997, of which $9.2 million remains as a current liability as of March 31, 1999. As of March 31, 1999, the Company sold its factories in Wales, Belgium and Australia. In addition, the Company discontinued manufacturing activities in Canada and leased that portion of the facility to a third party. Subsequent to the fiscal year end, the Company sold its facilities in Canada.



   The following table displays a rollforward of the liabilities for the manufacturing restructuring from inception to March 31, 1999:


                         Original     Amounts        Remaining Amount                Remaining  Amount       Amount       Ending
                         Provision    Utilized in    Balance   Utilized in            Balance   Utilized in  Reversed in  Balance
Type of Cost             Fiscal 1997  Fiscal 1997    3-31-97   Fiscal 1998   Other    3-31-98   Fiscal 1999  Fiscal 1999  3-31-99*
------------              -----------  -----------  ---------  -----------   -----   ---------- -----------  -----------  --------
Employee severance and    $15,454(a)        -        $15,454     ($7,516)   ($3,300)   $4,638     ($2,637)     ($2,001)     -
  related costs
Plant closing and          32,978(b)   $(24,468)       8,510        -        (8,510)     -           -            -         -
  related asset
  write-offs
Re-engineering              7,184(c)     (7,184)        -           -          -         -           -            -         -
Contractual obligations    16,834(d)     (5,042)      11,792      (7,500)    11,110    15,402        (562)      (5,640)   $9,200
  and other               -------      ---------    --------   ----------   -------  --------   ----------   ----------   ------

                          $72,450      $(36,694)     $35,756    ($15,016)     ($700)  $20,040     ($3,199)     ($7,641)   $9,200
                          =======     =========     ========  ==========   ========  ========   =========   ==========    ======

 * The balance at the end of the year is classified as a current liability.

(a) Represents severance costs for approximately 450 production employees at six facilities. Estimates were based on calculations derived by attorneys who considered the local labor laws at each location.
(b) Represents estimated impairment losses on land and buildings to be sold ($15 million) and machinery and equipment to be disposed ($14 million). Also included is the estimate of site cleanup costs ($4 million). Estimates were based principally on appraisals from third-party appraisers.
(c) Principally represents consulting costs, as well as limited training and maintenance costs, which were expensed during 1997.
(d)  Represents consulting and legal fees and other costs.

       In 1997, the Company re-engineered certain major systems and processes. The non-recurring, incremental costs of the re-engineering aggregated to $7.1 million, and included primarily consulting costs and training costs. These amounts have been classified and presented within the Manufacturing restructuring and re-engineering provision caption on the fiscal 1997 income statement.

       During fiscal 1998, the Company sold three facilities at aggregate sales prices substantially in excess of its original estimates, and continued to actively market the three remaining facilities located in Canada, Argentina and the U.S. The Canadian facility was sold on June 15, 1999 and management expects the Argentine facility to be sold by September 1999. In addition, during fiscal 1998 and 1999, the Company transferred a substantial portion of production in the sites being sold to other facilities. As a result of the realization of sales prices for the facilities sold in excess of amounts originally anticipated, in 1998 the Company reclassified approximately $8.5 million from its plant closing liability and related asset write-offs to its contractual obligations and other liability (as discussed below). In addition, with the exception of a limited group of employees (approximately 56) at the Company's U.S. facility, all manufacturing employees included in the initial restructuring plan have been severed (392 employees). As of March 31, 1998, the aggregate cost of the Company's severance program was $3.3 million less than initially anticipated, principally due to favorable labor negotiations. Accordingly, during fiscal 1998, the Company reclassified $3.3 million from its employee severance and related costs liability to its contractual obligations and other liability (as discussed below).

       As of March 31, 1998, the Company had discontinued substantially all production at the U.S. location to be closed, with the exception of the production under a contractual obligation to produce one product for the purchaser of the Company's ethical pharmaceutical practice division, which was sold in 1996. In connection with the original restructuring plan, the Company anticipated completely exiting its U.S. facility. As of March 31, 1997, management believed that the facility would either be sold to the entity to which the Company was obligated for production or to another entity, whom it expected would assume responsibility for the production.However, during 1998, despite the Company's efforts to sell the facility, it was unable to do so. As a result of the transfer of all other production from this facility, remaining production under this contract and other costs will result in a loss of approximately $10 million, which was not recognized under the original restructuring provision, but was increased to $10 million during 1998.

       As of March 31, 1999, the Company identified additional excess amounts of $7.6 million due to additional favorable experiences in calculating final severance payments and settlement of post-closing adjustments in connection with the sale of one of its plants. In addition, as a result of favorable fixed asset disposals, which are not presented in the above table, a gain of $5.1 million was generated. Consequently, the Company recorded a restructuring credit of $12.7 million in its income statement for the year ended
March 31, 1999.

       As of March 31, 1999, the Company's remaining obligation of $9.2 million consists of its contractual obligation to produce a product for another entity. Management believes that the remaining manufacturing reserves are adequate to complete its plan during fiscal 2000.

       During fiscal 1999, the Company acquired exclusive U.S. and Canadian marketing rights for Atridox(R) for use in the treatment of chronic adult periodontitis. The Company paid $19.1 million for the milestones already met as of March 31,1999. Additional liability of $34 million is contingent upon certain additional milestone events. If such milestone events are attained, the Company believes its financial condition, results of operations and liquidity will be substantially enhanced. In the U.S., the Company acquired the Stanback(R) line of powdered analgesics and the Chap-et(R) line of lip care products. In international markets, the Company acquired Strep(R) depilatory line, the Agevit(R) nutraceutical line, and the Pilca(R) depilatory line in Italy, France and Germany, respectively. The aggregate amount spent for these acquisitions was $69.0 million, mainly comprised of goodwill payments. The Company sold three of its domestic household products in April, 1998 at a modest gain. These products did not fit the Company's long term strategy, and accordingly, management anticipates these divestitures to positively impact its financial position, results of operations and liquidity.

Year 2000

       As many computer systems and other equipment or processors with embedded chips (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data, before during or after the year 2000. As a result, business and government entities are at risk for possible miscalculations or systems failures causing disruption in their business operations. This is commonly know as the year 2000 (Y2K Millennium Bug or Y2K problem). The Y2K problem can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains.

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

       The second component of the Y2K compliance program involves the actual remediation and replacement of Business Systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. The Business Systems ranked highest in priority have either been remediated, replaced or scheduled for remediation or replacement. Business Systems previously earmarked for retirement and replacement without regard to the Y2K problem have been evaluated for early replacement with Y2K compliant systems or programs or, in the alternative, remediation. The Company is in the process of implementing Y2K compliant software/hardware wherever needed in the US as well as fixing or replacing hardware and software where warranted, with Y2K compliant solutions in our Affiliates. The Company completed all remediation and replacement of its U.S. based internal Business Systems in March 1999. The final testing and certification for Y2K readiness will be completed by July 1999, and the contingency plans will be prepared by September 1999.

       As part of the Y2K compliance program, significant service providers, vendors, suppliers, customers and government entities that are believed to be critical to business operations after January 1, 2000, ("Key Business Partners") have been identified and contacted through questionnaires, interviews or on-site visits to ascertain their stage of Y2K readiness. Where ever we have electronic or computer to computer communications with Key Partners, we plan to jointly test these interfaces. In conjunction with this effort, key government agencies and utilities upon which the Company and its subsidiaries rely are being approached on a worldwide basis to identify their level of Y2K preparedness. In many cases these entities, particularly those outside North America, have a lower level of Y2K awareness and are less willing to provide information concerning their state of Y2K readiness.

       Because of the vast number of Business Systems used by the Company and its operating subsidiaries, the significant number of Key Business Partners and extent of the Company's foreign operations, the Company presently believes that
it may experience some disruption in its business  due  to  the  Y2K   problem.
More   specifically,   because  of  the interdependent  nature  of  Business
Systems, the Company and its operating subsidiaries could be materially adversely affected if utilities and government entities with which they do business or that provide essential services are not Y2K ready. The Company currently believes that the greatest risk of disruption in its businesses exists in certain international markets. The possible consequences of the Company or Key Business Partners not being fully Y2K compliant by
January 1, 2000 include, among other things, temporary plant closings, delay in the delivery of products, delay in receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Concurrently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company and its operating subsidiaries to conduct their businesses in the ordinary course for a period of time after January 1, 2000. However, the Company believes that its Y2K readiness program, including the contingency planning discussed below, should significantly reduce the adverse effect of such disruptions.

       Concurrently, with the Y2K readiness measures described above, the Company and its operating subsidiaries are developing contingency plans intended to mitigate the disruption in business operations that may result from Y2K problems, and are developing cost estimates for such plans. Contingency plans may include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply, adjusting facility shut-down and start-up schedules and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

       The Company's original investment was estimated at $14 million to address its Y2K effort as well as other business information requirements. This has been revised, and it is expected that Y2K related expenses will reach a total of about $16.9 million. To date, the Company has spent approximately $15.4 million. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

       The Company's Y2K compliance program is an ongoing process. Therefore, the estimates of costs and completion dates for various components of the Y2K compliance program are subject to change. The Company is, however, making every effort to ensure that costs are forecasted as accurately as possible and scheduled completion dates are achieved.

       The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. The risks to completing the plan include the availability of resources at specific facilities and the ability of suppliers to bring their systems into Year 2000 compliance.

Euro Currency Adoption

       As result of the European Economic and Monetary Union, a single currency (the "Euro") will replace the national currencies of many of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies scheduled to be removed from circulation between January 1, and June 30, 2002, and replaced by Euro notes and coinage. During the transition period from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euros or the participating country's national currency. We do not expect the Euro conversion to have a material negative impact on operations in fiscal 2000. All affiliates can operate within the Euro market.



       We are currently upgrading our computer systems so that we can operate more efficiently within the Euro market in fiscal 2000.

Liquidity and Capital Resources

       Cash and cash equivalents decreased to $48.4 million at March 31, 1999 from $56.3 million at March 31, 1998 and $38.9 million at March 31, 1997.

       Net cash flow from operating activities was $86 million in fiscal 1999, $11 million less than the prior year. The decrease in operating cash flow was due to an increase in accounts receivable and an increase in other current assets, partially offset by a decrease in inventories, and an increase in accounts payable. In fiscal 1998, net cash flow from operating activities was $97 million, $39 million more than the prior year. Earnings net of non-cash expenses, an increase in accounts payable and a decrease in accounts receivable more than offset increases in inventories. Accounts receivable at fiscal year end 1999, 1998, 1997, represent 2.2, 2.0, 2.3 average month sales, respectively. Inventory levels comprised 6.0 months supply at year end 1999, 1998 and 1997.

       Net cash used in investing activities in fiscal 1999 was $93 million, compared to net cash used of $114 million in fiscal 1998. In fiscal 1999, additions to property, plant and equipment, payments for products acquired, and purchases of marketable securities more than offset the proceeds from the sale of securities, property plant and equipment and sale of three household products brands. In fiscal 1998, cash was invested primarily in property, plant and equipment and as payments for products acquired. In fiscal 1997, the net cash outflow for investing activity was $59 million. The Company is finalizing its Production Optimization Program which will consolidate manufacturing facilities.

       Net capital expenditures were $35 million for fiscal 1999, a decrease of $3 million from fiscal 1998 and 1997.

       Domestically, major projects over the three year period include a substantial investment in computer modernization and R & D laboratories. The production and warehouse facilities in Memphis, Tennessee and in Puerto Rico have undergone expansion and modernization that will continue as a result of the Company's Production Optimization Program.

       The Company's facility in Dungarvan, Ireland was expanded in fiscal 1998. The Dungarvan facility will continue to undergo expansion as a result of the Company's Production Optimization Program. The Company anticipates future capital spending to approximate 5% of net sales, and expects to fund modernization and expansion through internally generated funds and short-term borrowings as appropriate.

       Net cash utilized by financing activities was $2 million in fiscal 1999, compared to net cash provided of $38 million in fiscal 1998. In fiscal 1997, there was a net cash inflow of $23 million. The financial outflows in fiscal 1999 arose from the payment of dividends paid to shareholders and the retirement of short term debt which was funded by the proceeds of the sale of three household products brands. This was mostly offset with the proceeds from the issuance of a $50 million ten year note. Financial inflows in fiscal 1998 were the result of the issuance of debt. Financial inflows in fiscal 1997 were the result of debt issuance offset by dividends paid to shareholders.



       An overall weakening of the U.S. Dollar in relation to foreign currencies resulted in net foreign currency translation gains of $4 million in fiscal 1999. In fiscal 1998, net foreign currency translation losses were $20 million. These amounts were recorded in the Shareholders' Equity section in the balance sheet as a component of Other Comprehensive Income.

       The Company classified all long-term securities as "available for sale". These long-term securities are reported at fair market value resulting in cumulative unrealized holding gains of $4,222,000, net of taxes of $ 1,083,000 as of March 31,1999. Cumulative holding gains were $3,692,000, net of taxes of $941,000 as of March 31, 1998 and $551,000, net of taxes of $254,000 as of
March 31,1997.

       The Company anticipates that sufficient funds will be provided from operations and borrowing capabilities for capital expenditures, dividend payments and other cash needs in fiscal 2000. The Company has uncommitted lines of credit totaling $341 million and $314 million at March 31, 1999 and 1998, respectively.

Market Risk

The Company's primary market risk exposures consist of interest rate risk and foreign currency exchange risk. See Note 5 "Financial Instruments" to the consolidated financial statement for the Company's objectives and strategies for managing potential exposures related to these risks.

Management primarily uses two types of financial instruments, interest rate cap agreements and foreign currency put options, to hedge exposures to certain foreign currency fluctuations as described in Note 5. As hedges, gains and losses on forward contracts are offset by the effects of currency movements on respective underlying hedged transactions. Therefore, with respect to financial instruments outstanding at March 31, 1999, a change of 10 percent in currency rates, compared to fiscal 1999 rates, would not have a material effect on the Company's consolidated financial position, liquidity, cash flows or results of operations.

The Company holds certain instruments, primarily debt obligations, which are sensitive to changes in market interest rates. At March 31, 1999, the majority of the Company's variable rate debt consisted of bank borrowings which are subject to changes in market interest rates. However, at March 31, 1999, a change of 10 percent in interest rates, compared to fiscal 1999 rates, would not have a material effect on the Company's consolidated financial position, liquidity, cash flows, results of operations or the fair value of the Company's debt.

Reporting on Comprehensive Income:

       Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS
130 establishes standards for the reporting of comprehensive income, and requires that an enterprise classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income in the statement of financial position. Other comprehensive income consists of movements in the Company's cumulative translation adjustment and unrealized holding gains and losses on marketable securities.



Segments of an Enterprise:

       During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes
standards for the way public business enterprises   report   information  about
operating   segments  in  reports  to shareholders. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. Prior year data has been restated for comparability purposes. More details on segment information are contained in
Note 17 of the Notes to the Consolidated  Financial
Statements.

Employers' Disclosures about Pensions and Other Postretirement Benefits:

       During fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans (See
Note 9).

New Accounting Standards:

       In June 1998, the FASB issued SFAS No. 133, "Accounting and Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 . The Company is currently evaluating the impact of the new statement on its fiscal 2002 disclosures.

Subsequent Events

       Subsequent to the close of the year, the Company divested the Lava(R) hand soap brand for $19 million which resulted in a modest gain. This divesture was consistent with the Company's long term strategy and is expected to positively affect the financial position, results of operations and liquidity. In Latin America, the Company acquired Silidron(R) and Espasmo Silidron(R) anti-gas medicines and in Argentina, the Company acquired the Pelo Libre(R) line of pediculicides. Louis Marcel(R), a depilatory brand, was acquired for the U.K. market. In Germany, the Company purchased Chlorhexamed(R) medicated mouthwash. The Company acquired the balance of certain marketing rights to Parodontax(R) brand toothpaste in Korea. The aggregate amount spent on these acquisitions was $55.6 million, mainly comprised of goodwill payments.

Information Concerning Forward-Looking Statements

       The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, projected costs, projected savings, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond fiscal year 1999 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

       The Company's forward-looking statements represent its judgement only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

Item 8.  Financial Statements and Supplementary Data

                    Report of Independent Accountants

To the Board of Directors and
Shareholders of Block Drug Company, Inc.

In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated financial statements and the financial statements schedules of Block Drug Company, Inc. and subsidiaries listed in the index on page 59 of this Form 10-K, present fairly, in all material respects, the consolidated financial position of Block Drug Company, Inc. and subsidiaries at March 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain foreign subsidiaries and branches, which statements reflect total assets and total revenues constituting approximately 15 percent and 30 percent, respectively, as of and for the year ended March 31, 1999, 13 percent and 32 percent, respectively, as of and for the year ended March 31, 1998 and 15 percent and 37 percent, respectively, in the year ended March 31, 1997 of the corresponding consolidated totals. Those statements were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for Block Drug Company, Inc. and subsidiaries, is based solely on the reports of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards which require that we plan and perform our audit to obtain reasonable assurance about whether these financial statements are free of material misstatements. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP



New York, New York
June 8, 1999


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                          MARCH 31,
                                                                                                1999                     1998
                                                                                           ---------------          --------------
ASSETS

Current Assets:
  Cash and cash equivalents............................................................     $   48,363,000            $ 56,331,000
  Marketable securities, at market.....................................................         29,994,000               5,070,000
  Accounts receivable, less allowances of $4,750,000 (1999) and
     $4,446,000 (1998).................................................................        153,470,000             143,114,000
  Inventories..........................................................................        135,947,000             139,139,000
  Other current assets.................................................................         41,867,000              37,056,000
                                                                                           ---------------           -------------

     Total current assets..............................................................        409,641,000             380,710,000

  Property, plant and equipment, less
     accumulated depreciation..........................................................        252,270,000             251,737,000
  Long-term securities, at market......................................................        257,082,000             263,518,000
  Goodwill and other intangible assets, less
     accumulated amortization of $21,217,000(1999)
     and $19,065,000 (1998)............................................................        239,818,000             183,654,000
  Other assets.........................................................................          7,952,000               7,453,000
                                                                                            --------------          --------------

     Total assets......................................................................     $1,166,763,000          $1,087,072,000
                                                                                            ==============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
     Notes and bonds payable...........................................................     $  143,740,000           $ 171,210,000
     Accounts payable and accrued expenses.............................................        185,270,000             173,226,000
     Income taxes payable..............................................................         13,532,000              11,128,000
     Dividend payable..................................................................          5,521,000               5,306,000
                                                                                            --------------            ------------

        Total current liabilities......................................................        348,063,000             360,870,000

  Notes and bonds payable..............................................................        107,012,000              58,318,000
  Deferred income taxes................................................................          8,155,000               3,023,000
  Deferred compensation and other liabilities..........................................         19,648,000              17,606,000
                                                                                            --------------           -------------

        Total liabilities..............................................................        482,878,000             439,817,000
                                                                                            --------------           -------------

  Shareholders' equity:
  Class A common stock non-voting par value $.10-15,000,000
     shares authorized, 14,456,000 (1999) and
     13,991,000 (1998) shares issued and outstanding...................................          1,445,000               1,399,000
  Class B common stock, par value $.10-30,000,000 shares
     authorized, 8,419,000 (1999) and 8,174,000 (1998) shares
     issued and outstanding............................................................            842,000                 817,000
  Capital in excess of par value.......................................................        306,433,000             281,993,000
  Retained earnings....................................................................        384,952,000             377,595,000
  Cumulative other comprehensive income (loss).........................................         (9,787,000)            (14,549,000)
                                                                                           ---------------         ---------------
  Total shareholders' equity...........................................................        683,885,000             647,255,000
                                                                                           ---------------          --------------

     Total liabilities and shareholders' equity........................................     $1,166,763,000          $1,087,072,000
                                                                                            ==============         ===============

                     See notes to consolidated financial statements.


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
INCOME AND RETAINED EARNINGS


For the Years Ended March 31,                                                1999                1998                  1997
                                                                        --------------      --------------        --------------
Revenues:
  Net sales...................................................          $ 821,101,000         $863,057,000         $862,471,000
  Interest, dividends and other income........................             27,984,000           25,882,000           28,335,000
                                                                        -------------         ------------         ------------
                                                                          849,085,000          888,939,000          890,806,000
                                                                        -------------         ------------         ------------

Cost and Expenses:
  Cost of goods sold..........................................            272,065,000          281,475,000          279,334,000
  Selling, general and administrative.........................            508,668,000          523,959,000          518,059,000
  Interest expense............................................             13,528,000           13,894,000           10,146,000
  Manufacturing restructuring and
  re-engineering (credit) provision..........................            (12,673,000)              -                72,450,000
                                                                       --------------         ------------         ------------
                                                                          781,588,000          819,328,000          879,989,000
                                                                        -------------         ------------         ------------

Income before income taxes....................................             67,497,000           69,611,000           10,817,000
                                                                        -------------         ------------         ------------

Income Taxes:
  Current.....................................................             11,194,000           14,868,000           14,112,000
  Deferred....................................................              4,681,000            2,951,000          (11,902,000)
                                                                        -------------         ------------         -------------
                                                                           15,875,000           17,819,000            2,210,000
                                                                        -------------         ------------         ------------

Net Income....................................................             51,622,000           51,792,000            8,607,000

Retained earnings at beginning of year........................            377,595,000          377,202,000          416,200,000
Less: Cash dividends - $1.27
  (1999), $1.25 (1998) and $1.20 (1997)
  per share of Class A common stock                                       (17,864,000)         (17,087,000)         (15,881,000)
Cash dividends $0.441 (1999)
 $.435 (1998) and $.415 (1997) per share
 of Class B common stock......................................             (3,634,000)          (3,503,000)          (3,197,000)
Stock dividends 3% (1999, 1998 and 1997)
  to Class A shareholders
  payable in Class A common stock.............................            (14,385,000)         (19,441,000)         (17,982,000)
Stock dividends 3% to Class B
  shareholders payable in Class B
  common stock (1999, 1998 and 1997)..........................             (8,382,000)         (11,368,000)         (10,545,000)
                                                                        --------------       -------------        -------------

Retained earnings at end of year..............................          $ 384,952,000         $377,595,000         $377,202,000
                                                                        ==============        ============         ============

Earnings per share of common stock:

Earnings per share - Basic and Diluted........................                  $2.26                $2.27                $0.38
                                                                                =====                =====                =====


         See notes to consolidated financial statements.


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



For the Years Ended March 31,                                                1999                  1998                  1997
                                                                       --------------        --------------        --------------

Net income....................................................          $51,622,000            $51,792,000            $8,607,000
                                                                        -----------            -----------            ----------
Other comprehensive income (loss):
  Foreign currency translation adjustment*..                              4,232,000            (20,285,000)            4,520,000
  Unrealized holding gain (loss) on marketable
     securities, net of taxes.................................              530,000              3,141,000            (5,479,000)
                                                                        -----------            -----------           -----------
                                                                          4,762,000            (17,144,000)             (959,000)
                                                                        -----------           ------------           -----------
Comprehensive income..........................................          $56,384,000            $34,648,000            $7,648,000
                                                                        ===========           ============           ===========

See Note 15 for Accumulated Other Comprenhensive Income.


*The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.



                See notes to consolidated financial statements.


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW


For the Years Ended March 31,                                                1999                  1998                  1997
                                                                        --------------        --------------        --------------

CASH FLOW FROM OPERATING ACTIVITIES
Net income.............................................................    $ 51,622,000           $ 51,792,000        $ 8,607,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization.....................................      26,110,000             24,670,000         24,629,000
     Deferred income tax provision.....................................       4,681,000              2,951,000        (11,902,000)
     Deferred compensation provision...................................       1,338,000              4,310,000          2,110,000
     (Gain)on sales of long-term securities                                    (283,000)              (987,000)        (3,136,000)
     Restructuring and re-engineering
      (payments) provision.............................................     (3,202,000)            (15,016,000)        67,415,000
     Manufacturing restructuring credits...............................    (12,673,000)                   -                  -
     Employee savings plan provision...................................       1,744,000              1,879,000          1,707,000
     Other, net........................................................         557,000                 80,000            963,000
     Loss (gain)on sale of property, plant
        and equipment..................................................         152,000             (3,557,000)              -
Changes in assets and liabilities that
  provided (used) cash, net of effects from
 purchase of products acquired:

     Accounts receivable...............................................      (8,535,000)            12,161,000        (38,291,000)
     Inventories.......................................................       6,559,000             (7,169,000)       (17,705,000)
     Accounts payable and accrued expenses.............................      20,904,000             25,716,000         12,682,000
     Other current assets..............................................      (4,158,000)             4,751,000         (8,441,000)
     Other assets......................................................        (395,000)            (1,230,000)        15,950,000
     Income taxes and dividends payable................................       2,561,000             (1,113,000)         4,946,000
     Payments of deferred compensation and
       other noncurrent liabilities....................................        (822,000)            (2,292,000)        (1,210,000)
                                                                           ------------          -------------       ------------

Net cash flow from operating activities................................      86,160,000             96,946,000         58,324,000
                                                                           ------------           ------------        -----------

CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from sales of household products brands,
  net of cash expenses.................................................      28,475,000                   -                  -
Additions to property, plant and equipment.............................     (39,754,000)           (45,822,000)       (45,418,000)
Proceeds from sale of property, plant
  and equipment........................................................       5,163,000              7,970,000          7,555,000
Decrease (increase) in marketable
  securities, net......................................................       3,030,000               (100,000)        13,486,000
Dispositions of long-term securities...................................      54,515,000             46,457,000         49,039,000
Purchase of long-term securities.......................................     (75,390,000)           (84,234,000)       (55,771,000)
Payments for products acquired,
  primarily intangibles................................................     (69,011,000)           (38,173,000)       (28,171,000)
                                                                          -------------          -------------       ------------

Net cash used in investing activities..................................     (92,972,000)          (113,902,000)       (59,280,000)
                                                                          -------------          -------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES

Dividends paid to shareholders.........................................     (21,498,000)           (20,590,000)       (19,078,000)
Proceeds from issuance of long-term debt...............................      50,000,000             58,890,000         51,190,000
Payment of short-term notes............................................     (30,802,000)                  -            (9,005,000)
                                                                          -------------          -------------       ------------

Net cash (used in) provided by
  financing activities.................................................      (2,300,000)            38,300,000         23,107,000
                                                                           -------------          ------------        -----------

Effects of exchange rates on cash......................................       1,144,000             (3,898,000)           346,000
                                                                           ------------           -------------       -----------

(Decrease) increase in cash and cash
  equivalents..........................................................      (7,968,000)            17,446,000         22,497,000

Cash and cash equivalents, beginning of year...........................      56,331,000             38,885,000         16,388,000
                                                                           ------------           ------------        -----------

Cash and cash equivalents, end of year.................................    $ 48,363,000           $ 56,331,000        $38,885,000
                                                                           ============           ============        ===========

                  See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)



For the Years Ended March 31,                                                  1999                 1998                  1997
                                                                           ------------         ------------          ------------

SUPPLEMENTAL CASH FLOW DATA
Cash Paid During the Year:

  Interest.............................................................    $12,127,000           $14,076,000          $10,381,000
  Income Taxes.........................................................    $10,257,000           $12,350,000          $ 9,560,000


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

Revenue Recognition:

  The Company recognizes revenue from product sales when the goods are shipped to the customer.

Foreign currency translation:

  All assets and liabilities, other than those of highly inflationary countries, are translated at year-end exchange rates. In such cases, translation gains and losses are recorded as a separate component of shareholders' equity and are not included in the determination of net income. For subsidiaries that are considered to be operating in highly inflationary countries (Brazil for fiscal years 1998 and 1997 and Mexico for 1999 and 1998), the functional currency is the US dollar. Certain assets and liabilities are translated at historical exchange rates and resulting translation gains and losses are included in the determination of net income. Income statements are translated each month into US dollars at the weighted average exchange rates during the period. In all cases, foreign currency transaction gains and losses are included in the determination of net income.

  Net foreign  exchange losses of ($1,369,000),  ($2,523,000) and  ($3,940,000),
were  included  in  selling,   general  and   administrative   expenses  in  the
determination of net income for fiscal years 1999, 1998 and 1997, respectively.


                                         1999           1998           1997
==================================== ===========   ============    ============
Transaction (losses)                 $ (737,000)   $(2,339,000)    $(3,805,000)
Translation (losses) relating
to highly inflationary countries       (632,000)      (184,000)       (135,000)
                                   ------------  -------------    ------------
Total                               $(1,369,000)   $(2,523,000)    $(3,940,000)
                                   ============   ============    ============

CUMULATIVE TRANSLATION ADJUSTMENT
 RECONCILIATION                          1999           1998           1997
==================================  ===========   =============  ==============
Balance -Beginning                 $(18,241,000)  $  2,044,000     $(2,476,000)
Translation Adjustment                4,232,000    (20,285,000)      4,520,000
Balance-Ending                     $(14,009,000)  $(18,241,000)     $2,044,000


Advertising:

  Cost associated with advertising are expensed in the year incurred. Advertising expenses, which are comprised primarily of television and print media, were $205,099,000, $201,653,000 and $234,974,000 in fiscal 1999, 1998 and
1997, respectively.

Cash and Cash Equivalents:

  Cash equivalents include primarily demand deposits, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)


Inventories:

  Inventories are stated at the lower of cost or market. Cost is determined principally by the average cost and first-in, first-out methods.

Property, plant and equipment and depreciation:

  Property, plant and equipment is recorded at cost. Depreciation is provided over estimated lives using the straight-line method. Average useful lives are 40 years for buildings and building additions, 12 years for equipment and 5 years for computers. The cost of maintenance, repairs and minor renewals of property, plant and equipment are charged to operations; major renewal and betterments are capitalized.

Goodwill and other intangible assets:

  Goodwill and other intangible assets represent the excess of cost over the fair value of net tangible assets of companies or products purchased. Such assets consist primarily of goodwill and trademarks. At March 31, 1999, the carrying values of these assets were $187 million and $53 million, respectively. At March 31, 1998, these respective carrying values were $132 million and $52 million. Goodwill acquired prior to October 31, 1970 is not being amortized since, in management's opinion, its value has not diminished. Goodwill acquired subsequent to that date is being amortized using the straight-line method over the years estimated to be benefited, but not to exceed 40 years. Other intangible assets are recorded at cost and amortized over their estimated useful lives on the straight line method. The Company periodically evaluates whether current events or circumstances warrant adjustments to the carrying value or estimated useful lives of its intangible assets in accordance with SFAS 121; "Accounting for the Impairment of Long-Lived Assets", and APB 17, "Intangible Assets".

  Amortization  of  goodwill  and  other   intangible   assets  was  $5,258,000,
$5,019,000  and  $4,419,000  in the years ended March 31,  1999,  1998 and 1997, respectively.

Marketable securities, financial instruments and fair value of financial instruments:

  Marketable securities classified as current assets include debt instruments with less than one year remaining until maturity, are treated as available for sale and are recorded at market value. Long-term securities are also treated as available for sale and are recorded at market value. Unrealized holding gains and losses on securities classified as available for sale are recorded in a separate component of shareholders equity. The fair values of such securities are determined by published market prices, independent pricing services and/or securities dealers.

The Company utilizes certain financial instruments to manage its foreign currency and interest rate exposures. The Company does not engage in trading or other speculative use of these financial instruments. To qualify as a hedge, the Company must be exposed to currency or interest rate risk and the financial instrument must reduce the exposure and be designated as a hedge. Additionally, for hedges of anticipated transactions, the significant characteristics and expected terms of the anticipated transaction must be identified and it must be probable that the anticipated transaction will occur. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. If anticipated transactions were not to occur, any gains or losses would be recognized in earnings currently.

The Company uses foreign currency options to mitigate its foreign currency exposure. The corresponding gains and losses on those contracts are deferred and included in the basis of the underlying hedged transactions when settled. Option premiums on options used to hedge anticipated exposures, principally inventory purchases, are recorded as other current assets on the consolidated balance sheets and amortized to expense over the lives of the related options. The values of options, excluding their time values, are recognized as adjustments to the related hedged items when the related transaction occurs.

The Company uses interest rate cap agreements to mitigate its interest rate exposure related to variable rate borrowings. These agreements cover periods similar to the third party debt which they are intended to hedge. The premiums are amortized to interest expense over the lives of the related interest rate agreements, or immediately if the related debt does not remain outstanding.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

  During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by the Company by April 1, 2001. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income will be reclassifed as earnings in the periods in which earnings are affected by the hedged item. The Company does not anticipate that adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

Retirement plans and deferred compensation agreements:

  Pension costs recorded as charges to operations include actuarially determined current service costs and an amount equivalent to amortization of prior service costs in accordance with the provisions set forth in SFAS No. 87, "Employer's Accounting for Pensions." It is the Company's policy to fund pension costs in accordance with the Internal Revenue Service full funding limitation.

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

Concentration of Credit Risk:

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

Research and development expenditures:

  Research and development expenditures are charged to operations as incurred. The charges for the years ended March 31, 1999, 1998 and 1997 were $22,635,000, $25,849,000 and $28,180,000, respectively.

Reporting on Comprehensive Income:

  In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Under provisions of this statement, the Company has included a financial statement presentation of comprehensive income to conform to these new requirements. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which, prior to adoption of the statement were reported separately in shareholders' equity, to be included in other comprehensive income. As a consequence of this change, certain balance sheet reclassifications were necessary for previously reported amounts to achieve the required presentation of comprehensive income. See Note 15.

Risks and Uncertainties:

  The Company markets products in highly competitive fields. For many of its products, its competitors include significantly larger corporations with substantially greater resources. The high degree of trademark recognition and goodwill associated with many of the Company's brand names is an important factor in its ability to compete effectively. While larger competitors are able to commit significantly greater revenues to national advertising, the Company believes its advertising and marketing expertise enables it to compete effectively.

  The primary competitive factors affecting proprietary over-the-counter brands are product formulation, reputation and advertising and consumer promotions.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual amounts are not expected to differ materially from those estimates.

Reclassifications:

  Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2. Inventories:
  Major classes of inventories are summarized as follows:
                                                             March 31
                                                       1999              1998

Raw and packaging materials...................   $ 30,997,000       $ 42,661,000
Finished goods................................    104,950,000         96,478,000
                                                 ------------       ------------

  Total.......................................   $135,947,000       $139,139,000
                                                 ============       ============

Note 3. Property, Plant and Equipment:
  Major classes of property, plant and equipment
  are summarized as follows:                                 March 31
                                                   1999                 1998

Land    ....................................    $ 15,496,000       $  16,745,000
Building and related improvements...........     146,392,000         143,854,000
Machinery and equipment.....................     151,921,000         162,440,000
Furniture and fixtures  ....................      61,128,000          45,512,000
Construction in progress....................      12,594,000          15,478,000
                                                ------------        ------------
                                                 387,531,000         384,029,000

Less:  Accumulated depreciation                  135,261,000         132,292,000
                                                ------------        ------------

 Total                                          $252,270,000        $251,737,000
                                                ============        ============


   Depreciation expense for the years ended March 31, 1999, 1998 and 1997 was $20,852,000, $19,651,000 and $20,210,000, respectively. Certain of the above properties are pledged as collateral for long term debt (Note 6).

Note 4. Marketable and Long-Term Securities:

   The Company accounts for securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Currently, the Company classifies its marketable and long-term securities as available-for-sale.

   The  Company's  marketable  and  long-term   securities,   both  current  and
noncurrent, as of March 31, 1999 consisted of the following:



                                                                                                          Unrealized Holding
      Security Type                              Amortized Cost              Fair Value               Gains               Losses
U.S. government & its agencies                     $ 39,843,000            $ 39,958,000            $  267,000            $152,000
Mortgage backed securities                           86,770,000              88,455,000             1,835,000             150,000
State and municipal                                 151,158,000             154,561,000             3,417,000              14,000
Hedge funds                                           4,000,000               4,102,000               102,000                   0
                                                   ------------            ------------            ----------            --------
                     Total                         $281,771,000            $287,076,000            $5,621,000            $316,000


   The above unrealized holding gains and losses, net of income taxes of $1,083,000, are reflected as a component of "other comprehensive income" in shareholders' equity.


NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

   The marketable securities, both current and non-current, as of March 31, 1998 consisted of the following:



                                                                                                         Unrealized Holding
      Security Type                              Amortized Cost             Fair Value               Gains               Losses
U.S. government & its agencies                     $ 22,947,000            $ 22,907,000            $   84,000            $124,000
Mortgage backed securities                          124,750,000             126,070,000             1,766,000             446,000
State and municipal                                 112,258,000             115,543,000             3,340,000              55,000
Hedge funds                                           4,000,000               4,068,000                68,000                   0
                                                   ------------            ------------            ----------           ---------
                     Total                         $263,955,000            $268,588,000            $5,258,000            $625,000


   The above unrealized holding gains and losses, net of income taxes of $941,000 are reflected as a component of "other comprehensive income" in shareholders equity.

   The maturities of the Company's investment in debt securities, at fair value, as of March 31, 1999 and 1998 were as follows:



                                                 1999                   1998
Within 1 year                               $ 29,994,000            $ 5,070,000
After 1 year through 5 years                  59,290,000             48,854,000
After 5 years through 10 years               107,614,000             75,350,000
After 10 years                                90,178,000            139,314,000
            Total                           $287,076,000           $268,588,000



For the years ended March 31, 1999, 1998, and 1997 the proceeds from the sales of securities including normal principal payments on government agency obligations, bond redemptions, and maturities were $54,515,000, $46,457,000, and $49,039,000, respectively. Gross realized gains and gross realized losses from these transactions were $367,000 and $84,000 for 1999,$995,000 and $8,000 for
1998, and $3,154,000 and $18,000 for 1997, respectively. The costs of marketable securities sold were determined by specific identification.

Note 5. Financial Instruments:

The Company uses two types of financial instruments, interest rate cap agreements and foreign currency put options, to reduce exposures to market risks from fluctuations in interest and foreign exchange rates. The Company does not use financial instruments for trading or speculative purposes.

At March 31, 1999 and 1998, the Company has interest rate cap agreements with a notional amount of $100 million. These agreements limit the Company's interest costs on its short and long-term variable rate debt during the period from June 1, 1997 through March 1, 2002 if the LIBOR rate exceeds 9%. Due to the timing of payments, there were no amounts recorded in the balance sheets as of March 31, 1999 and 1998.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

As of the end of fiscal years 1999 and 1998, the Company held foreign currency put options to reduce the impact of fluctuations in certain foreign currencies, principally the yen, the Euro, the pound sterling, the Australian dollar, and the Canadian dollar, on anticipated transactions, principally inventory purchases. The aggregate notional amount of these options, which expire in fiscal years 2000 and 2001, approximated $137,703,000 and $52,000,000, respectively, as of the end of fiscal year 1999, with a weighted average maturity of 465 days. At the end of fiscal year 1998, the aggregate notional amount of outstanding options approximated $61,929,000, with a weighted average maturity of 365 days.

During fiscal years 1999 and 1998, the Company received proceeds of $1,980,000 and $1,283,000, respectively, from the exercise of foreign currency put options. Gains and losses from option activity were not significant for fiscal years 1999, 1998, and 1997. The remaining carrying value of put options recorded in other current assets at March 31, 1999 is $3,700,000.

The fair value of the interest rate cap agreements represents the estimated amount that the Company would receive or pay to terminate the agreements. As of March 31, 1999 and 1998, the Company would have paid $1,367,000 and $1,732,000, respectively, to terminate the interest rate cap agreements.

The estimated fair value of the foreign currency put options at the end of fiscal years 1999 and 1998, which represents the estimated amount the Company would receive if it terminated the agreements, was $1,415,000 and $942,000, respectively.

The Company is exposed to loss in the event of nonperformance by the counterparties to its financial instruments. However, the Company does not anticipate nonperformance by the counterparties, which are major financial institutions.


Note 6. Notes and Bonds Payable:

   Short-term notes payable consist primarily of borrowings from various banks at interest rates ranging from 3.5% to 11.3% with a weighted average of 5.47% and 6.28% for the fiscal years ended March 31, 1999 and 1998, respectively. At March 31, 1999 and 1998, the Company maintained short-term uncommitted bank lines of credit aggregating $341,046,000 and $313,630,000, respectively. Of these amounts, $211,620,000 and $151,198,000 was unused at March 31, 1999 and 1998, respectively. The fair value of the short-term notes payable approximates book value due to the relatively short maturity of these loans.

Long-term notes and bonds payable are comprised of the following:

                                                            March 31
                                                  1999                  1998
                                              -------------        -------------

7.0% Notes due fiscal 2000................... $       -              $ 1,353,000
Variable rate mortgage notes
 (currently 3.85%) due fiscal 2002...........    2,562,000             2,515,000
6.47% Senior notes due fiscal 2006...........   50,000,000            50,000,000
6.46% Senior notes due fiscal 2009...........   50,000,000                  -
Variable rate bonds (currently 3.1%),
 due fiscal 2010.............................    4,450,000             4,450,000
                                               -----------           -----------
                                               107,012,000           $58,318,000
                                              ============           ===========

Long-term notes and bonds payable maturing in the next five fiscal years and thereafter is as follows:

                                                           March 31

                                                  1999                  1998
                                              ------------         -------------

F'2000 7.0% Notes...........................  $       -              $ 1,353,000
F'2001......................................          -                     -
F'2002 Variable rate notes (now 3.85%)......     2,562,000             2,515,000
F'2003......................................          -                     -
F'2004......................................          -                     -
F'2005 and later............................  $104,450,000           $54,450,000


   Certain properties of the Company (approximate book value $8,450,000) are pledged as collateral for the bonds. The requirements of the bond indentures include the maintenance by the Company of specified financial ratios and tests including a maximum ratio of indebtedness to total capitalization and a minimum interest coverage ratio.

   Interest expense on all borrowings was charged to expense and aggregated $13,528,000 in fiscal 1999, $13,894,000 in fiscal 1998 and $10,146,000 in fiscal 1997.

   The fair value of the senior notes at March 31, 1999 was $98,625,000. The fair value of the senior note at March 31, 1998 was $49,362,000. The fair value of the remaining long term debt approximates book value.



NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

Note 7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the following:

                                                                                                           March 31
                                                                                                   1999                   1998
                                                                                              -------------          -------------
Accounts payable - trade................................................................      $ 42,611,000            $ 34,300,000
Accrued salaries, wages, vacation pay and bonuses.......................................        44,389,000              38,696,000
Accrued advertising and selling expenses................................................        50,264,000              43,224,000
Restructuring and re-engineering........................................................         9,200,000              20,040,000
Accrued legal...........................................................................        20,066,000              11,951,000
Other current liabilities...............................................................        18,740,000              25,015,000
                                                                                              ------------            ------------
                                                                                              $185,270,000            $173,226,000

Note 8. Income Taxes:


     Income taxes consisted of:

                                                                              Current              Deferred                 Total

For the year ended March 31, 1999
      Federal..........................................................   $ 3,679,000           $(1,586,000)            $ 2,093,000
      Foreign..........................................................     7,179,000             6,403,000              13,582,000
      State............................................................       336,000              (136,000)                200,000
                                                                          -----------           ------------            -----------
                                                                          $11,194,000           $ 4,681,000             $15,875,000
                                                                          ===========           ===========             ===========

For the year ended March 31, 1998
      Federal..........................................................   $ 3,741,000           $    752,000            $ 4,493,000
      Foreign..........................................................    11,353,000              2,135,000             13,488,000
      State............................................................      (226,000)                64,000               (162,000)
                                                                         ------------           ------------           ------------
                                                                          $14,868,000           $  2,951,000            $17,819,000
                                                                         ============           ============            ============

For the year ended March 31, 1997
      Federal..........................................................   $ 2,762,000           $ (3,995,000)           $(1,233,000)
      Foreign..........................................................    11,155,000             (7,564,000)             3,591,000
      State............................................................       195,000               (343,000)              (148,000)
                                                                          ------------         -------------           ------------
                                                                          $14,112,000           $(11,902,000)           $ 2,210,000
                                                                         ============          =============           ============

  Deferred income tax expenses result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The source and the tax effect of these differences were as follows:


                                                                                       1999            1998             1997
                                                                                    ----------     -----------       ----------

For the year ended March 31:
  Depreciation..................................................................   $1,794,000       $(1,996,000)    $   651,000
  Expenses (not) currently deductible for
  tax purposes..................................................................    2,702,000         6,376,000     (14,111,000)
  Other      ...................................................................      185,000        (1,429,000)      1,558,000
                                                                                   ----------       -----------    ------------
                                                                                   $4,681,000        $2,951,000    ($11,902,000)
                                                                                   ==========       ===========   =============


   A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is as follows:

                                                          (In millions)

                                                   1999         1998       1997
                                                --------     --------    -------
For the year ended March 31:

   Tax at U.S. Federal statutory rate of 35%......$23.6        $24.4      $ 3.8
   Tax benefit on Puerto Rico investment income
     related primarily to tax-exempt bonds........ (2.6)        (2.7)      (3.2)
   Irish operating income taxed at lower rate..... (0.3)        (5.7)      (4.8)
   Reduction in taxes resulting from Puerto Rico
     source income subject to lower tax rate...... (5.0)        (2.8)      (2.9)
   Foreign tax rate differential..................  0.9          3.7        3.4
   Non-deductible restructuring charges...........  0.0          0.0        9.2
   Other.......................................... (0.7)         0.9       (3.3)
                                                  -----       ------     ------
   Total..........................................$15.9        $17.8      $ 2.2
                                                  =====       ======     ======

   The Company's subsidiaries in Puerto Rico have agreements which commenced in fiscal 1988 and expire in 2002, which provide for a 90% exemption from income taxes on operating income. The Company's subsidiary in Ireland has a 10% tax rate on export sales. The Company has not accrued U.S. federal income taxes on cumulative undistributed earnings of foreign subsidiaries of $225,276,000 as of March 31, 1999, since the majority of such earnings are expected to be permanently reinvested abroad. Where it is the intention to remit earnings, the related U.S. income taxes on these earnings, after giving effect to available tax credits, would not be material. The Company believes that the determination of the liability for the amount of unrecognized deferred taxes for temporary differences related to investments in foreign subsidiaries that are permanent in duration is not practicable.



NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)


   Deferred tax assets and liabilities consisted of the following:*

   Deferred tax assets:                                                                                    March 31,
                                                                                                 ----------------------------
                                                                                                    1999                 1998
                                                                                                 ----------           ----------
     Coupon accrual, sales discounts, and workers compensation..........................      $ 3,386,000          $ 3,053,000
     Employee benefits..................................................................        6,754,000            7,784,000
     Accrual on vacation................................................................        1,329,000            1,226,000
     Deferred compensation..............................................................        3,968,000            4,968,000
     Capital gain.......................................................................       10,471,000            7,807,000
     Accrued restructuring..............................................................        3,496,000            7,642,000
     Other..............................................................................        4,250,000            1,497,000
                                                                                              -----------          -----------
                                                                                              $33,654,000          $33,977,000
                                                                                              ===========          ===========

   Deferred tax liabilities:
     Property, plant and equipment......................................................       17,784,000          $15,990,000
     SFAS No. 115 adjustment............................................................        1,083,000              942,000
     Other..............................................................................       10,233,000            7,621,000
                                                                                             ------------          -----------

                                                                                              $29,100,000          $24,553,000
                                                                                             ============          ===========

 * As of March 31, 1999 and 1998, recoverable income taxes reflected in the balance sheet in "Other current assets" included current deferred tax assets of $12,709,000 and $12,447,000, respectively. The remaining deferred tax liabilities, net of deferred tax assets, were reflected in the balance sheet as "Deferred income taxes".


Note 9. Retirement and Deferred Compensation Plans:

   In fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits. The Statement addresses disclosure only. It does not address liablity measurement or expense recognition. There was no effect on financial position or net income as a result of adopting SFAS No. 132.

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

   In addition to providing pension benefits the Company provides certain retiree health care benefits, presented as "Other Benefits", for
substantially   all  non-union   employees (excluding  Puerto Rico) who reach
retirement age while working for the Company. Health care benefits are provided by Blue Cross Blue Shield of New Jersey and selected Health Maintenance Organizations. The Company reserves the right to change or discontinue these benefits in whole or in part at any time.

   The following tables provide a reconciliation of changes in plan obligations and fair values of plan assets at March 31, 1999 and 1998, and a statement of the funded status of the plans at March 31, 1999 and 1998, respectively:



                                                                          Pension Benefits                     Other Benefits
                                                                     --------------------------           ------------------------
                                                                        1999            1998                 1999          1998
                                                                     -----------    -----------           ----------    ----------

Change in Benefit Obligation
   Benefit Obligation at Beginning of Year........................    $74,756,000       $57,229,000         $8,554,000   $8,292,000
   Service Cost...................................................      4,261,000         3,592,000            329,000      287,000
   Interest Cost..................................................      4,352,000         4,515,000            607,000      622,000
   Settlement.....................................................    (17,075,000)             -                  -            -
   Special Termination Benefits...................................        931,000         3,924,000               -            -
   Amendments.....................................................        913,000              -                  -            -
   Curtailments...................................................       (394,000)             -                  -            -
   (Gain)/Loss....................................................      2,761,000         7,839,000           (279,000)    (498,000)
   Benefit Payments...............................................     (6,065,000)       (2,343,000)          (169,000)    (149,000)
                                                                     ------------      ------------        -----------  -----------
   Benefit Obligation at End of Year..............................    $64,440,000       $74,756,000         $9,042,000   $8,554,000
                                                                      ===========       ===========         ==========  ===========

Change in Plan Assets

   Fair Value of Assets at Beginning of Year......................    $77,492,000       $67,522,000               -            -
   Settlement.....................................................    (17,075,000)             -                  -            -
   Actual Return on Assets........................................      4,523,000        12,135,000               -            -
   Employer Contribution..........................................      3,227,000           178,000       $   169,000    $  149,000
   Employee Contribution..........................................          -                 -                15,000         9,000
   Benefits Payments..............................................     (6,065,000)       (2,343,000)         (184,000)     (158,000)
                                                                     ------------    -------------        -----------   -----------
   Fair Value of Assets at End of Year............................    $62,102,000       $77,492,000       $      -       $     -
                                                                      ===========     ============        ===========   ===========


NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)


                                                                          Pension Benefits                      Other Benefits
                                                                     --------------------------           ------------------------
                                                                        1999            1998                 1999          1998
                                                                     -----------    -----------           ----------    ----------

Change in Benefit Obligation
   Funded Status..................................................  $ (2,338,000)    $  2,736,000         $(9,043,000) $(8,554,000)
   Unrecognized (Gain)............................................   (15,690,000)     (20,927,000)         (1,054,000)    (775,000)
   Unrecognized Prior Service Cost................................     4,304,000        3,795,000                -            -
   Unrecognized Transition Obligation.............................      (564,000)      (1,365,000)          3,930,000    4,210,000
                                                                   -------------   --------------         -----------  -----------
   (Accrued)/Prepaid Benefit Cost.................................  $(14,288,000)    $(15,761,000)        $(6,167,000) $(5,119,000)
                                                                   =============   ==============        ============ ============


   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $6,337,000, $4,288,000 and zero, respectively as of March 31, 1999 and $11,422,000, $9,035,000 and $3,813,000, respectively as of
March 31, 1998.

   The following table provides the amounts recognized in the balance sheet as of March 31, 1999 and 1998:

                                                                            Pension Benefits                   Other Benefits
                                                                          1999            1998               1999          1998
   Prepaid Benefit Costs..........................................    $  4,615,000    $  3,181,000    $      -         $      -
   Accrued Benefit Liability......................................     (20,122,000)    (20,550,000)      (6,167,000)    (5,119,000)
   Intangible Asset...............................................       1,219,000       1,148,000             -              -
   Accumulated Other Comprehensive Income.........................            -            460,000             -              -
                                                                      ------------    ------------     ------------    -----------
   Net Amount Recognized..........................................    $(14,288,000)   $(15,761,000)     $(6,167,000)   $(5,119,000)
                                                                     =============   =============    =============   ============

   The following table provides the components of net periodic benefit costs for the plans at March 31, 1999, 1998, and 1997.

                                                         Pension Benefits                                 Other Benefits
                                            -------------------------------------------    ----------------------------------------
                                               1999            1998            1997           1999           1998           1997
                                            ----------      -----------     -----------    ----------     ----------     ----------
   Service Cost.......................    $4,261,000      $ 3,592,000     $3,575,000       $  328,000     $  286,000    $  296,000
   Interest Cost......................     4,353,000        4,515,000      4,086,000          607,000        622,000       587,000
   Expected Return on
     Plan Assets......................    (4,402,000)      (5,268,000)    (4,218,000)            -              -             -
   Amortization of
     (Gain) Loss......................       (52,000)      (4,935,000)      (421,000)            -              -             -
   Amortization of Prior
     Service Cost.....................       403,000          403,000        227,000             -              -             -
   Amortization of
     Transition Obligation............      (567,000)        (684,000)      (684,000)         281,000        281,000       281,000
                                          ----------     ------------   ------------       ----------     ----------    ----------
   Annual Net Periodic
     Benefit Cost.....................     3,996,000       (2,377,000)     2,565,000        1,216,000      1,189,000     1,164,000
   Change in (gain) loss
    recognition ......................          -          (1,447,000)          -                -              -             -
   Voluntary Retirement
     Incentive Program................          -                -              -                -              -             -
   Curtailment Gain...................      (394,000)            -              -                -              -             -
   Settlement Gain....................    (2,807,000)            -              -                -              -             -
   Special Termination
     Benefits.........................       931,000        3,924,000           -                -              -             -
                                          ----------      -----------    -----------       ----------     ----------    ----------
   Total Pension Cost.................    $1,726,000      $   100,000     $2,565,000       $1,216,000     $1,189,000    $1,164,000
                                          ==========      ===========    ===========       ==========     ==========    ==========


   As a result of a workforce reduction program, the Company offered special enhanced benefits to potential retirees in fiscal years 1999 and 1998. As required under SFAS No. 88, charges of approximately $.9 million and $3.9 million in fiscal years 1999 and 1998, respectively, related to these enhanced benefits, were recognized immediately. In addition, in fiscal year 1999, the Company recognized a curtailment gain of $.4 million and a settlement gain of $2.8 million related to these reductions.

   During fiscal year 1998, the Company changed the methodology for recognizing gains and losses. The recognition methodology went from the minimum amortization approach stated under SFAS No. 87 to a methodology that accelerates the recognition of gains. The impact of this change resulted in a gain of approximately $1.4 million.

   The assumptions used in measuring the Company's benefit plan obligations are as follows:

   Benefits Obligation at Beginning of Year

                                  Pension Benefits           Other Benefits
                                  1999       1998         1999           1998

Discount Rate.............        7.25%      7.25%        7.25%          7.25%
Expected Return on
 Plan Assets.............         9.00       9.00          -              -
Salary Scale.............         5.00       5.00          -              -

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

   Health Care Trend Rates

         A 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5.5% for 2001 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the Accumulated Postretirement Benefit Obligation as of March 31, 1999 by approximately $298,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $23,000. Similarly, decreasing the assumed health care cost care trend rates by one percentage point in each year would decrease the Accumulated Postretirement Benefit Obligation as of March 31, 1999 by approximately $341,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $29,000.

   The domestic plans are fully funded. Plan assets consist primarily of government bonds, corporate bonds and common stocks. The Company's foreign subsidiaries have plans under which funds are deposited with trustees or annuities are purchased.

   The Company has a Special Stock Unit Plan (the "Plan") whereby selected participants receive the right to deferred compensation based on the growth in the Company's average earnings per share, as defined in the Plan, and the value of the awards is adjusted to reflect the dilutive effect of stock dividends. Charges under the Plan for the years ended March 31, 1999, 1998 and 1997 were $495,000, $2,894,000 and $3,289,000, respectively. Deferred compensation payable include $3,338,000 at March 31, 1999 and $3,877,000 at March 31, 1998,
respectively. Such amounts represent the actuarially determined present value of the vested benefits.

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

   On November 3, 1998, the Company declared an increased cash dividend of $.3175 on the Class A Common Stock and an extra Common Stock dividend of 3% on both the Class A and Class B Common Stock, and an increased cash dividend of $0.11 5/8 per share on the Class B Common Stock, payable on January 4, 1999 to shareholders of record as of December 1, 1998.

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

   Earnings per share of common stock has been restated to reflect the current and prior years' stock dividends.


NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

   Changes in Class A Common Stock, Class B Common Stock and capital in excess of par value during fiscal 1999, 1998 and 1997 were as follows:

                                                            CLASS A                          CLASS B
                                                         COMMON STOCK                      COMMON STOCK
                                                                                                                       Capital in
                                                           Issued                              Issued                  Excess of
                                                   Shares          Amount            Shares            Amount          Par Value
Balance, March 31, 1996....................    13,112,000        $1,311,000         7,704,000         $770,000        $219,207,000
                                               ==========        ==========         =========         ========        ============

3% Stock Dividend..........................       394,000        $   39,000           232,000         $ 24,000        $ 28,465,000
Savings Incentive Plan(1)..................        38,000             4,000                                              1,703,000
                                               ----------        ----------         ---------         --------        ------------

Balance, March 31, 1997....................    13,544,000        $1,354,000         7,936,000          794,000        $249,375,000
                                               ==========        ==========         =========         ========        ============

3% Stock Dividend..........................       407,000        $   41,000           238,000         $ 23,000        $ 30,744,000
Savings Incentive Plan(1)..................        40,000             4,000                                              1,874,000
                                               ----------        ----------         ---------         --------        ------------

Balance, March 31, 1998....................    13,991,000        $1,399,000         8,174,000         $817,000        $281,993,000
                                               ==========        ==========         =========         ========        ============

3% Stock Dividend..........................       421,000        $   42,000           245,000         $ 25,000        $ 22,700,000
Savings Incentive Plan(1)..................        44,000             4,000                                              1,740,000
                                               ----------        ----------         ---------         --------        ------------

Balance, March 31, 1999....................    14,456,000        $1,445,000         8,419,000         $842,000        $306,433,000
                                               ==========        ==========         =========         ========        ============

(1) The Company has a voluntary savings incentive plan for eligible domestic employees. Company contributions to this 401(K) plan are made in the form of the Company's Class A Common Stock which is valued at fair value at the date of the contribution.


Note 11.  Legal Proceedings:

   The Company is involved in various routine litigation incidental to its continuing and discontinued operations. While the significance of these matters cannot be fully assessed at this time, management, on advice of counsel, does not believe that any liability that may arise from these proceedings will have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

Note 12.  Earnings Per Common Share:

   Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

   The following table reconciles the number of shares utilized in the earnings per share calculations:

                                                 Year Ended March 31,
                                                   (In Thousands)
                                           1999         1998            1997
                                         ------------------------------------

Net income............................. $51,622      $51,792           $8,607
Earnings per common share-basic.......    $2.26        $2.27            $0.38
Earnings per common share-diluted......   $2.26        $2.27            $0.38
Number of shares (in thousands):
Common shares-basic....................22,853.0     22,808.0         22,766.0
Effect of dilutive securities:
 Stock options.........................    12.0           -                -
                                       --------     --------        ---------

Common shares-diluted..................22,865.0     22,808.0         22,766.0
                                       ========     ========         ========



Note 13.  Restructuring and Re-engineering Provision (Credit):

   In the fourth quarter of fiscal 1997, the Company approved a program (the "Program") to consolidate its manufacturing operations by closing six of its twelve production facilities in various parts of the world. The facilities to be exited were located in Belgium, the United Kingdom, Australia, Canada, U.S. and Argentina. Significant components of the Program involved the termination of approximately 450 manufacturing employees (23% of its manufacturing workforce), the cleanup, closing and sale of plants, and the physical disposition of inventory and equipment.


NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

   The following table displays a rollforward of the liabilities for the manufacturing restructuring from inception to March 31, 1999:


                         Original     Amounts        Remaining Amount                Remaining  Amount       Amount       Ending
                         Provision    Utilized in    Balance   Utilized in            Balance   Utilized in  Reversed in  Balance
Type of Cost             Fiscal 1997  Fiscal 1997    3-31-97   Fiscal 1998   Other    3-31-98   Fiscal 1999  Fiscal 1999  3-31-99*
------------              -----------  -----------  ---------  -----------   -----   ---------- -----------  -----------  --------
Employee severance and    $15,454(a)        -        $15,454     ($7,516)   ($3,300)   $4,638     ($2,637)     ($2,001)     -
  related costs
Plant closing and          32,978(b)   $(24,468)       8,510        -        (8,510)     -           -            -         -
  related asset
  write-offs
Re-engineering              7,184(c)     (7,184)        -           -          -         -           -            -         -
Contractual obligations    16,834(d)     (5,042)      11,792      (7,500)    11,110    15,402        (562)      (5,640)   $9,200
  and other               -------      ---------    --------   ----------   -------  --------   ----------   ----------   ------

                          $72,450      $(36,694)     $35,756    ($15,016)     ($700)  $20,040     ($3,199)     ($7,641)   $9,200
                          =======     =========     ========  ==========   ========  ========   =========   ==========    ======

   *The balance at the end of the year is classified as a current liability.


(a) Represents severance costs for approximately 450 production employees at six facilities. Estimates were based on calculations derived by attorneys who considered the local labor laws at each location.
(b) Represents estimated impairment losses on land and buildings to be sold
    ($15 million) and machinery and equipment to be disposed ($14 million).
    Also included is the estimate of site cleanup costs ($4 million). Estimates were based principally on appraisals from third-party appraisers.
(c) Principally represents consulting costs, as well as limited training and maintenance costs, which were expensed during 1997.
(d) Represents consulting and legal fees and other costs.

  In 1997, the Company re-engineered certain major systems and processes.
The non-recurring, incremental costs of the re-engineering aggregated to $7.1 million, and included primarily consulting costs and training costs. These amounts have been classified and presented within the Manufacturing restructuring and re-engineering provision caption on the fiscal 1997 income statement.

 During fiscal 1998, the Company sold three facilities at aggregate sales prices substantially in excess of its original estimates, and continued to actively market the three remaining facilities located in Canada, Argentina and the U.S. The Canadian facility was sold on June 15, 1999 and management expects the Argentine facility to be sold by September 1999. In addition, during fiscal 1998 and 1999, the Company transferred a substantial portion of production in the sites being sold to other facilities. As a result of the realization of sales prices for the facilities sold in excess of amounts originally anticipated, in 1998 the Company reclassified approximately $8.5 million from its plant closing liability and related asset write-offs to its contractual obligations and other liability (as discussed below). In addition, with the exception of a limited group of employees (approximately 56) at the Company's U.S. facility, all manufacturing employees included in the initial restructuring plan have been severed (392 employees). As of March 31, 1998, the aggregate cost of the Company's severance program was $3.3 million less than initially anticipated, principally due to favorable labor negotiations. Accordingly, during fiscal 1998, the Company reclassified $3.3 million from its employee severance and related costs liability to its contractual obligations and other liability (as discussed below).

As of March 31, 1998, the Company had discontinued substantially all production at the U.S. location to be closed, with the exception of the production under a contractual obligation to produce one product for the purchaser of the Company's ethical pharmaceutical practice division, which was sold in 1996. In connection with the original restructuring plan, the Company anticipated completely exiting its U.S. facility. As of March 31, 1997, management believed that the facility would either be sold to the entity to which the Company was obligated for production or to another entity, whom it expected would assume responsibility for the production. However, during 1998, despite the Company's efforts to sell the facility, it was unable to do so. As a result of the transfer of all other production from this facility, remaining production under this contract and other costs will result in a loss of approximately $10 million, which was not recognized under the original restructuring provision, but was increased to $10 million during 1998.

As of March 31, 1999, the Company identified additional excess amounts of $7.6 million due to additional favorable experiences in calculating final severance payments and settlement of post-closing adjustments in connection with the sale of one of its plants. In addition, as a result of favorable fixed asset disposals, which are not presented in the above table, a gain of $5.1 million was generated. Consequently, the Company recorded a restructuring credit of $12.7 million in its income statement for the year ended March 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

  As of March 31, 1999, the Company's remaining obligation of $9.2 million consists of its contractual obligation to produce a product for another entity. Management believes that the remaining manufacturing reserves are adequate to complete its plan during fiscal 2000.

Note 14.  Stock Option Plan

   In June 1998, the Company implemented its Stock Option Plan (the "Plan") whereby incentive and nonqualified options to purchase shares of the Company's Class A Common Stock, par value $.10 per share, may be granted to employees of the Company and its subsidiaries. The aggregate number of shares of common stock for which options may be granted under the Plan is 1,000,000. The fair market value of the Company's common stock is determined on the date of grant as quoted on the NASDAQ National Market. Stock options expire ten years from the date they are granted and vest over service periods of three years, although early vesting may occur in cases of death, disability or normal retirement.

   The following tables summarize activity regarding stock options for the year ended March 31, 1999:

                                                 Options        Weighted Average
                                               Outstanding*      Exercise Price*
(Shares in Thousands)

Balance at March 31, 1998                           -                   -
Options granted                                  104,706             $36.72
Options exercised                                   -                   -
Options cancelled/forfeited                        2,920              37.06
                                                 -------
Balance at March 31, 1999                        101,786             $36.74

   * Adjusted to reflect the 1999 3% stock dividend.

   There were 7,182 stock options exercisable at March 31, 1999.

                                  Options
                               Outstanding at              Remaining Contractual
   Exercise Price*             March 31, 1999*                  Life in Years

   At $33.25                      17,509                             9.3
   At $35.92                       6,490                             9.3
   At $38.13                      17,709                             9.5
   At $37.32                      52,077                             9.7
   At $38.50                       8,001                             9.9

   * Adjusted to reflect the 1999 3% stock dividend.

   The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its Plan. During the year ended March 31, 1999, the Company did not recognize compensation expense for options granted to employees as the option exercise price per share of Class A Common Stock was equal to the closing sale price of the stock on the date of grant as quoted on the NASDAQ National Market. The Company estimates that it will recognize compensation expense in an aggregate amount of $0 in future years as options vest for grants made during fiscal 1999.

   Had compensation expense for options granted to employees been determined based upon the fair value at the date of grant for awards under the Plan consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," ("SFAS 123"), the Company's net income and income per share for the year ended March 31, 1999 would have decreased by approximately $159,000 or $.01 per share.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

   The fair values of options granted to employees during the year ended March 31, 1999 have been determined on the date of the respective grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                             1999
   Risk-free rate                            5.19%
   Volatility                                  25%
   Expected life                           5 years
   Dividend yield                            3.50%

   Using the Black-Scholes model, the average fair value of options granted in fiscal 1999 was $7.99.


Note 15.  Accumulated Other Comprehensive Income:

   Components of other comprehensive income/(loss) consists of the following:

                                            Dollars in Thousands)
                                                                   Accumulated
                                   Foreign       Unrealized            Other
                                   Currency      Gain/(Losses)     Comprehensive
                                  Translation    on Securites      Income (Loss)

March 31, 1997                     $   2,044        $  551           $   2,595

Change in fiscal 1998                (20,285)        3,141             (17,144)
                                   ---------        ------           ---------

March 31, 1998                       (18,241)        3,692             (14,549)
                                   ---------        ------           ---------

Change in fiscal 1999                  4,232           530               4,762
                                   ---------        ------           ---------

March 31, 1999                      $(14,009)       $4,222            $ (9,787)
                                   =========        ======           =========


Note 16.  Acquisition of Joint Venture:

   In fiscal year 1997, the Company acquired the remaining 50% share of the Kobayashi-Block Company Ltd. joint venture whereupon it became a wholly-owned subsidiary. The purchase price was approximately $16,500,000. Sales for the wholly-owned subsidiary were $67,243,000 and $78,103,000 and $99,277,000 for the fiscal years ended March 31, 1999, March 31, 1998 and March 31, 1997, respectively.

Note 17. Segments of an Enterprise:

   The Company has adopted SFAS No. 131, "Disclosure about Segments of a Business Enterprise and Related Information," which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance.

   The  accounting  policies of the segments are the same as those  described in
Note 1, "Significant Accounting Policies".Transfers between geographic areas are accounted for at prices which approximate arm's length market price. Segments are determined based on geographic area. The Company evaluates the performance of its segments based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, the effects of nonrecurring items, and income tax expense.

   The Company is managed in three operating segments: United States; Europe, Africa and the Middle East; and Latin America, Canada, and Asia/Pacific.


NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

   The following table presents information concerning the Company's continuing operations by geographic area for the years ended March 31, 1999, 1998 and 1997.

                                                                                   1999              1998                1997
                                                                                ----------       ----------          -----------
                                                                                                 (in thousands)
GEOGRAPHIC AREA
   Net Sales:
     United States........................................................     $ 330,246         $  363,507          $  347,523
     Europe, Africa, Middle East..........................................       312,866            296,765             295,774
     Latin America, Canada, Asia/Pacific..................................       177,989            202,785             219,174
                                                                               ----------        -----------         ----------
     Consolidated net sales...............................................     $ 821,101         $  863,057          $  862,471
                                                                               ==========        ===========         ==========

   Operating Income:
     United States........................................................     $   59,200        $   52,186          $   56,331
     Europe, Africa, Middle East..........................................         33,745            45,353              43,029
     Latin America, Canada, Asia/Pacific..................................         10,825            22,019              20,363
                                                                               ----------        -----------         -----------
     Total operating income...............................................        103,770           119,558             119,723
     General corporate expenses, net (1)..................................        (36,273)          (49,947)         $ (108,906)
                                                                               -----------       -----------         -----------
     Consolidated income before income taxes..............................     $   67,497        $   69,611          $   10,817
                                                                               ===========       ===========         ===========

   Assets:
     United States........................................................     $  471,106        $  446,198          $  388,681
     Europe, Africa, Middle East..........................................        281,316           247,264             278,844
     Latin America, Canada, Asia/Pacific..................................         78,902            68,691              82,614
                                                                               ----------        ----------          ----------
     Total identifiable assets............................................        831,324           762,153             750,139
     General corporate assets (2).........................................        335,439           324,919             264,784
                                                                               ----------        ----------          ----------
     Consolidated assets..................................................     $1,166,763        $1,087,072          $1,014,923
                                                                               ==========        ==========          ==========

   Depreciation and Amortization:
     United States........................................................     $   16,761        $   14,264          $   15,298
     Europe, Africa, Middle East..........................................          7,408             7,812               6,852
     Latin America, Canada, Asia/Pacific..................................          1,941             2,594               2,479
                                                                               ----------        ----------          ----------
     Consolidated depreciation and amortization...........................     $   26,110        $   24,670          $   24,629
                                                                               ==========        ==========          ==========

   Capital Expenditures:
     United States........................................................     $   23,061        $   26,709          $   19,583
     Europe, Africa, Middle East..........................................          8,943            16,845              21,288
     Latin America, Canada, Asia/Pacific..................................          7,750             2,268               4,547
                                                                               ----------        ----------          ----------
     Consolidated capital expenditures....................................     $   39,754        $   45,822          $   45,418
                                                                               ==========        ==========          ==========


   (1) General corporate expenses include administrative  expenses,  translation
losses  relating  to  highly  inflationary  countries,   interest  expense  less
investment income and manufacturing restructuring provision and credits.

   (2) General corporate assets include cash and cash equivalents, marketable and long-term securities.

Note 18.  Contingency Payments:

   The Company is conditionally liable for additional milestone payments of $34 million related to the Atridox(R) acquisition if certain future events occur. The timing of such future occurrences cannot currently be estimated.

Note 19.  Subsequent Events:

   Subsequent to the close of the fiscal year, the Company sold the Lava(R) hand soap brand for approximately $19 million. In Germany, the Company acquired Chlorhexamed(R), a medicated mouthwash. In U.K., the Company acquired the Louis Marcel(R) line of depilatories. In Latin America, the Company acquired Silidron(R) and Espasmo Silidron(R), two anti-gas medicines sold in Brazil. In Argentina, the Pelo Libre(R) line of pediculicides was acquired. In Korea, the Company acquired the balance of certain marketing rights to the Parodontax(R) brand toothpaste. The aggregate amount spent on these acquisitions was $55.6 million, mainly comprised of goodwill payments.


QUARTERLY FINANCIAL INFORMATION
(Unaudited)

   The following is a tabulation of quarterly results of operations for the years ended March 31, 1999 and 1998:

                                                                                    Fiscal 1999 Quarters
                                                                First            Second             Third             Fourth(2)

Net sales.............................................      $189,447,000      $204,063,000      $194,485,000        $233,106,000
Gross profit..........................................       133,057,000       140,965,000       124,689,000         150,325,000
Income Before Income Taxes............................        16,194,000        16,910,000        17,639,000          16,754,000
Net Income ...........................................        11,935,000        12,794,000        12,313,000          14,580,000
Earnings per share of Common Stock (Basic and Diluted)(1)           $.52              $.56              $.54                $.64


                                                                                    Fiscal 1998 Quarters
                                                               First             Second             Third             Fourth

Net sales.............................................      $200,206,000      $221,878,000      $208,284,000        $232,689,000
Gross profit..........................................       140,757,000       144,250,000       140,327,000         156,248,000
Income (Loss)Before Income Taxes......................        20,786,000        21,211,000        13,095,000          14,519,000
Net Income (Loss).....................................        15,381,000        15,277,000        11,432,000           9,702,000
Earnings per share of Common Stock(1).................              $.67              $.67              $.51                $.42


(1) Restated to reflect the three percent stock dividends (See Note 10).

(2) Reflects a credit of $12,673,000 in connection with the restructuring and re-engineering. See Note 13 to the Consolidated Financial Statements.


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

                                     PART III

Item 10.        Directors and Executive Officers of the Registrant:


     (a)    Directors of the Registrant

            The following is a list of each director of the Company, the date their present terms of office will expire and all other positions presently held with the Company unless otherwise noted:

                                                        Date of            Date Term                   Other Positions Held
                Name                      Age         Appointment           Expires                  (or principal occupation)
==================================== ============ ==================== =================  ==========================================
 Leonard Block                            87              9/48               6/00           Senior Chairman of the Board
 James A. Block                           62              4/63               6/00           Chairman of the Board
 Thomas R. Block                          54              7/70               6/00           President
 Peter M. Block                           32              5/97               6/00           President, International Division
 Donald H. LeSieur                        63              5/74             *12/98           Executive Vice President and President,
                                                                                            International Division
 Michael C. Alfano,                       51             10/88             **7/98           Senior Vice President, Research and
 D.M.D., Ph.D.                                                                              Technology
 Michael P. Danziger                      35              1/98               6/00           President, The Steppingstone
                                                                                            Foundation
 Peggy Danziger                           59              5/89               6/00           Private Investor
 Dominick P. DePaola,                     56             10/97               6/00           President & Director, Forsyth Institute
 D.D.S., Ph.D.                                                                              Boston, MA
 William T. Golden                        89              7/70               6/00           Corporate Director and Trustee
 Melvin Kopp                              69             12/78               6/00           Senior Vice President
 Peter C. Mann                            57              3/96               6/00           President, Americas Division
 John E. Peters                           57             10/88               6/00           Senior Vice President, General Counsel
                                                                                            and Secretary
 Peter J. Repetti                         81              3/76               6/00           Member, Fulbright & Jaworski L.L.P.
                                                                                            (Retired)
 Mary C. Tanner                           49              9/95               6/00           Financial Consultant
==================================== ============ ==================== =================  ==========================================

 * Mr. LeSieur served as a Director and Executive Officer until his retirement on 12/31/98.

**   Dr. Alfano tendered his resignation as an employee and Director on 7/3/98.

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

       Each Director of the Company has been employed by the Company for the past five years except for (I) William T. Golden who is a director and trustee of Verde Exploration Ltd, (ii) Peter J. Repetti, an attorney and a retired member of the New York law firm of Fulbright & Jaworski L.L.P., (iii) Peggy Danziger, who is a private investor, (iv) Michael Danziger, President, The Steppingstone Foundation, (v) Mary C. Tanner, a Financial Consultant, and (vi) Dominick P. DePaola, DDS, Ph.D, President & Director, Forsyth Institute.

       The Executive Committee consists of Leonard N. Block, James A. Block, Thomas R. Block and Peter M. Block.

       The Audit Committee consists of Thomas R. Block, William T. Golden and Mary Tanner.

       The Compensation Committee consists of William T. Golden and Peter J.Repetti.

       None of the Directors serve on the Boards of Directors of any other public corporation, except for William T. Golden who serves on the Board of Directors of Verde Exploration Ltd. and General American Investors.

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

       (b)   Executive Officers of the Registrant

       The following is a list of each executive officer of the Company, the date his/her present term of office will expire, and all other positions presently held with the Company:

                                   PART III

                                                  Date of            Date Term
             Name                   Age         Appointment           Expires                         Positions
=============================== ========== ===================== =================  ============================================
Leonard N. Block                    87             10/88               6/00           Senior Chairman of the Board(1)
James A. Block                      62             10/88               6/00           Chairman of the Board(1)
Thomas R. Block                     54             10/88               6/00           President(1)
Peter M. Block                      32             5/97                6/00           President, International
                                                                                      Division(1)
Donald H. LeSieur                   63             10/88             See below        Executive Vice President and
                                                                                      President, International
                                                                                      Division(1)(3)
Michael C. Alfano,                  51             5/87              See below        Senior Vice President, Research
D.M.D., Ph.D.                                                                         and Technology(2)(3)
Peter Anderson                      44             5/99                6/00           Senior Vice President, Chief
                                                                                      Financial Officer(2)
Claus E. Blach                      60             5/98                6/00           Senior Vice President,
                                                                                      Continental Group(2)(3)
Rodger Bogardus                     58             1/99                6/00           Senior Vice President, Research
                                                                                      and Technology(2)
Melvin Kopp                         69             10/72               6/00           Senior Vice President(2)(3)
Peter C. Mann                       57             11/79               6/00           President, Americas Division(2)(3)
John E. Peters                      57             12/78               6/00           Senior Vice President, General
                                                                                      Counsel and Secretary(2)(3)
James S. Rigby                      48             5/98                6/00           Senior Vice President, UK
                                                                                      Group(2)(3)
Gilbert Seymann                     60             5/84                6/00           Senior Vice President,
                                                                                      Worldwide Operations(2)(3)
William G. Whiteside                58             5/98                6/00           Senior Vice President, Canada,
                                                                                      Japan, N. Asia Group(2)(3)
=============================== ========== ===================== =================  ============================================

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

                                       PART III

       Peter M. Block is President, International Division, a Consultant to the Office of the Chief Executive, and is responsible for the Company's businesses in Europe, Africa, the Middle East and Asia.

       Donald H. LeSieur, who retired in December, 1998, was Executive Vice President and President, International Division, a Member of the Office of the Chief Executive, and had direct responsibility for businesses in Japan, North Asia, Latin America and Canada.

       Michael C. Alfano, D.M.D., Ph.D., Senior Vice President - Director Research and Technology, who resigned on July 3, 1998, was responsible for all research, development and quality assurance activities of the Company.

       Peter Anderson is Senior Vice President and Chief Financial Officer.

       Claus E. Blach, Senior Vice President, Continental Group is responsible for the Company's businesses in Continental Europe.

       Rodger  Bogardus,  Senior  Vice  President,   Research  &  Technology  is
responsible for all research, development and corporate quality activities.

       Melvin Kopp is Senior Vice President of the Company.

       Peter C. Mann, President, Americas Division, is responsible for all U.S. marketing, sales and corporate development and is responsible for the Company's businesses in Canada and Latin America.

       John E. Peters, Senior Vice President, General Counsel and Secretary, is the Chief Legal Officer of the Company.

       James S. Rigby, Senior Vice President, UK Group, is responsible for the Company businesses in the U.K., the Middle East, Africa and certain European markets.

       Gilbert Seymann, Senior Vice President - Worldwide Operations, is responsible for manufacturing and corporate engineering activities worldwide.

       William G. Whiteside, Senior Vice President, Canada/Japan/North Asia Group is responsible for the Company's businesses in those areas.

       All executive officers of the Company have been employed by the Company in the same or similar capacities for at least the last five years except for Mr. Bogardus and Mr. Anderson who joined the Company on 1/4/99 and 5/18/99 respectively.

                                  PART III

Item 11. Executive Compensation

       The following table sets forth information in respect of compensation for the fiscal years ended March 31, 1999, 1998 and 1997, for the five most highly compensated executive officers of the Company based upon total annual salary and bonus for the fiscal year ended March 31, 1999 (the "Named Executives").


                                                                                          Long Term Compensation
                                                                                     ===============================
                                                         Annual Compensation                 Awards          Payouts
                                               ====================================  ======================  ======= ==============
                                                                        Other         Restricted
                                                                        Annual        Stock        Options    LTIP     All Other**
        Name and Principal          Fiscal     Salary        Bonus      Compen-       Award(s)      /SARs    Payouts   Compensation
             Position                Year        $            $         sation ($)      ($)          ($)       ($)           ($)
Leonard N. Block                     1999     394.556       90,700        *              *            *         *            35,588
 Senior Chairman of the              1998     382,031      153,700                                                           35,480
 Board                               1997     375,768      165,000                                                           35,144
James A. Block                       1999     367,064       86,300        *              *            *         *            13,607
 Chairman of the Board               1998     357,083      148,900                                                           13,527
                                     1997     346,345      167,500                                                           10,500
Thomas R. Block                      1999     367.064       92,800        *              *            *         *             8,076
 President                           1998     357,083      151,400                                                            7,574
                                     1997     346,345      168,400                                                            7,181
Donald H. LeSieur                    1999     322.310       52,400        *              *            *   $3,385,003         10,528
 Executive Vice President,           1998     492,006      232,000                                              ****         13,925
 Pres. International Division        1997     402,369      405,400                                                 -         13,560
Peter C. Mann                        1999     343.743      162,500        *              *            *       68,448***       9,802
 President, Americas Division        1998     322,146      153,900                                           144,220***       9,709
                                     1997     309,992      175,700                                            14,905***       7,549


  *  None to be reported.
 ** Other compensation includes the value of the Company's matching contribution for the 401-K and group life insurance imputed income.
*** Payments made pursuant to awards under the Special Stock Unit Plan as follows:
     The 1999 payout is based upon one award granted in December, 1993; The 1998 payout is based upon two awards granted in January 1993; the 1997 payout is based upon one award granted in February, 1992;
**** Includes $820,350 in Special Stock Units; $1,564,653 in excess pension and
     $1,000,000 in deferred compensation.  Mr. LeSieur retired on 12/31/98.

Employment Agreements

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

     Effective November 1, 1997, the Company entered into an Employment Agreement with Peter M. Block to run through April 30, 2007. Pursuant to the agreement, Peter M. Block's annual base salary is to be no less than $225,000, which shall be adjusted annually by the same factor used by the Company to increase the salaries of Company executives who are not in salary ranges and additionally as deemed appropriate by the Company's Office of the Chief Executive to reflect additional assignments and enhanced responsibilities. Peter M. Block has been employed by the Company since 1991.

      Donald H. LeSieur was covered by an Employment Agreement dated July 1, 1997. He retired from the Company on December 31, 1998. Mr. LeSieur's deferred compensation, pension and other benefits were calculated as though he was a full-time employee earning his gross salary ($430,718) as of June 30, 1998, as adjusted ("Adjusted Salary"). Upon retirement, he received deferred compensation equal to one-third of his average annual Adjusted Salary for three years prior to his retirement, which compensation vested at the rate of 1 1/4% per quarter. Mr. LeSieur had been employed by the Company since 1973.

      Effective May 1, 1997, the Company entered into the following agreements with Melvin Kopp, Senior Vice President: (i) a Consulting Agreement which expires on February 28, 2005. Under the Consulting Agreement, Mr. Kopp, now retired, will continue to provide the Company with his services for a minimum of one hundred days annually. Mr. Kopp's compensation for each day of service as a Consultant will be equivalent to the daily cost to the Company if he continued as an employee after his retirement in 1995. His compensation will be adjusted annually in accordance with the Company's salary administration policy, (ii) a Change in Control Agreement (CIC) which mirrors the provisions of the CICs entered into with key executives of the Company, and (iii) a Deferred
Compensation Agreement, the provisions of which mirror the terms of the Company's Special Stock Unit Plan.

      The Company's compensation program for nonemployee directors provides that each nonemployee director receive an annual fee of $8,500, payable in quarterly installments. During the 1998 calendar year, nonemployee directors also received $1,150 for each board of directors meeting attended. This attendance fee was increased to $1,250 for the 1999 calendar year. In addition, members of the audit committee and compensation committee receive fees of $900 and $450, respectively, for each committee meeting attended. With the exception of Melvin Kopp, employees of the Company receive no additional compensation for acting as a director or member of a committee of the board of directors. The Company also reimburses directors for expenses incurred in connection with meetings of the board of committees.

      The Company maintains defined benefit pension plans under which annual costs are actuarially computed based on the overall assets in these plans and the actuary's estimates of the present value of overall benefits. The following table sets forth benefits that will be received under these plans based on the participants' final average compensation and payable on retirement years of service:


                                   1999 Table of
                          Annual Pension Benefits by Final
                  Average Compensation and Service Classifications
================================================================================
                                Years of Service at Age 65
Final Average
Compensation
                  10             20                30                 40
========  =============== ================= ================  ==================
$ 50,000       $ 5,248.20        $10,496.40       $15,744.60         $22,494.00
 100,000        12,528.60         25,057.20        37,585.80          51,762.00
 150,000        20,028.60         40,057.20        60,085.80          81,762.00
 200,000        27,528.60         55,057.20        82,585.80         111,762.00
 250,000        35,028.60         70,057.20       105,085.80         130,000.00*
 300,000        42,528.60         85,057.20       127,585.80         130,000.00*
 350,000        50,028.60        100,057.20       130,000.00*        130,000.00*
========  ===============  ================  ===============  ==================

* Maximum permissible benefit under IRC Sec. 415, effective January 1, 1999.

      The Company's domestic pension expense for the fiscal years ended March 31, 1999 and 1998 was $1,726,000 and $100,000 respectively. The plans are in a fully funded status, and accordingly, the Company's financial statements do not reflect a domestic pension funding contribution for the fiscal year ended March 31, 1999.

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

      With respect to the figures of the table on page 45, the accrual of pension benefits is estimated using only the individual's base salary calculated on a calendar rather than a fiscal year basis. The base salaries used for the estimation of pension benefits for the individuals listed in the table are:
James A. Block ($364,798.71); Thomas R. Block ($364,798.71); Donald H. LeSieur ($504,937.76); and Peter C. Mann ($328,299.92).

      Leonard Block reached age 65 in December, 1976. In accordance with the terms of this plan, he elected to receive a lump sum benefit. The actuarial equivalent of his pension at that time as adjusted through December 31, 1980 was segregated into a separate account. No additional benefits have accrued for Leonard Block since December 31, 1980. Upon retirement or death, the balance in the segregated account will be distributed to him or his designated beneficiaries subject to limitations set forth in the provisions of Section 415 of the Internal Revenue Code.

      As of March 31, 1999, the four (4) employees described in Item 11 had the following credited years of service in these plans: James A. Block, 37 years; Thomas R. Block, 29 years; Donald H. LeSieur, 25 years (retired 12/31/98); and Peter C. Mann, 26 years.

                           Special Stock Unit Plan

     This plan is intended to provide greater motivation and incentive for those eligible employees of the Company and its Subsidiaries who are making and can continue to make significant contributions to the success of the business, to attract and to retain employees of outstanding caliber and competence and to enhance the identity of interests between the shareholders of the Company and the employees who are participants in this plan. With the May 27, 1998 adoption of the Company's Stock Option Plan, all new eligible employees may become participants in only the Stock Option Plan. Current Special Stock Unit participants may irrevocably elect to receive any future awards in Stock Options (new, not replacement awards) instead and, as of March 31, 1999, approximately 59% had so elected.

     The purpose of the plan is to provide supplemental income, at intervals specified in the plan, to participants during their employment and to provide deferred compensation, which is considered as qualified retirement benefits, to participants upon their retirement.

     Under this plan, units (the value of which is based on a formula, the key component of which is a multiple of earnings per share of Class A Common Stock) may be awarded from time to time to employees by the Committee administering this plan, which consists of Leonard Block, James Block, Thomas Block and Peter Block, who do not participate in the Plan. The participant (or beneficiary in the case of death) will be entitled to receive, subject to certain conditions, an amount reflecting the maximum appreciation in value (not subject to reduction) of such units (as determined under this plan) between the date of the award and the dates provided in this plan for valuing units. As of March 31, 1999, the units were valued at $107.23.

     Subject to certain conditions participants are required to make an irrevocable decision whether to receive payment of the compensation amount when the special stock units become fully vested or to defer payment to a subsequent date.

     Awards become fully vested on the fifth anniversary of the award provided the participant is still employed with the Company. When there is termination of employment of a participant due to death, disability, or normal retirement, all special stock units become fully vested, irrespective of the length of the period between the award date and the date of termination of employment.

     When a compensation payment is made, a replacement award equal to the original dollar value of the award for which payment is made is issued, at the election of the participant either in the form of special stock units or stock options under the Company's Stock Option Plan. Once a stock option replacement award is elected, any future replacement awards arising from that award will be in the form of stock options. A replacement Special Stock Unit award becomes fully vested in five years and does not take the place of additional awards which can be made at the discretion of the Committee. The issuance of replacement awards is contingent upon participant's employment with the Company. The Company has not established, nor is it required to establish a special or separate fund or has it segregated assets to assure or secure payment nor does the Company guarantee payment of the compensation amount.

     The total number of units which may be credited to all participants in this plan at any one time, exclusive of units awarded to former employees, cannot exceed five percent of the total number of the then outstanding shares of all classes of Common Stock.

     As of March 31, 1999, a total of 286,761 units had been awarded having an average value of $96.07 per unit. Of those 286,761 units, 41,045 units at an average value of $105.54 per unit were awarded during the past fiscal year.

     During the year ended March 31, 1999, an aggregate amount of $3,637,632.18 was paid in lump sum payments to the participants in the Special Stock Unit plan.



           Long-Term Incentive Plans - Awards In Last Fiscal Year
                                                Estimated Future Payouts Under
                                                           Non-Stock
                                                      Price-Based Plans
                                 Performance or
                  No. of Shares,  Other Period     **        ***        No
                  Units or Other Until Maturity Threshold   Target    Maximum
Name                    Rights      or Payout      ($)        ($)        ($)
================= ============== ============== =========  =========  ==========
Peter C. Mann           1,915*      5 Years        323      125,000       -
================= ============== ============== =========  =========  ==========
                        3,737*                     634      244,000
================= ============== ============== =========  =========  ==========


*  During fiscal year 1999, the following units were awarded to executives:
   1,915 units at $107.05 per unit and 3,737 units at $107.05 per unit to Peter C. Mann.

** Minimum vested value as of March 31, 1999 ***Projected value at maturity, based on assumed 10% annual compounded Earnings Per Share increase over the five-year period from inception of the award to maturity.
   Note:  See accompanying description of Plan above.


                                  Stock Option Plan

     On May 27, 1998, the Company's Stock Option Plan was adopted by the Company. This Plan affords to its Participants the right to purchase, from time to time, pursuant to the terms and conditions of the Plan and options granted thereunder, Class A Common Stock, $.10 par value per share, of the Company. The purpose of this Plan is to provide greater motivation and incentive for those eligible employees of the Company and its Subsidiaries who are making and can continue to make significant contributions to the Company's success, and to attract and retain employees of outstanding caliber and competence and enhance the common interests of stockholders and employees. The aggregate number of shares available for issuance pursuant to options is equal to ten percent of the total number of outstanding shares of all classes of common stock of the Company. Currently 1,000,000 shares have been registered for issuance under the Plan. The Committee administering this Plan is comprised of Leonard Block, James Block, Thomas Block and Peter Block, who do not participate in the Plan. Options vest in three years, although early vesting may occur in cases of death, disability or normal retirement and later vesting may be required in certain foreign countries and generally expire ten years after grant. The first options were issued in June, 1998, and as of March 31, 1999, Options have been granted for 101,786 shares at an average price of approximately $36.74 per share of which only 7,182 were vested.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management

     (a)  Securities ownership of certain beneficial owners:

          The following table sets forth, as of June 8, 1999, each person who owns of record, or is known by the Company to beneficially own more than 5% of the outstanding Class B Common Stock of the Company, which stock is the only class of voting securities of the Company.


                                                    Amount and Nature
                 Name and Address                   of Beneficial     Percent
 Title of Class  of Beneficial Owner                Ownership         of Class
==============  ==================================  =============     ==========
Class B Common  Leonard Block, Representative       4,209,404 (1)       50%
                Leonard Block Family Shareholders'
                Agreement dated April 18, 1991
                257 Cornelison Avenue
                Jersey City, N.J.  07302-9988
Class B Common  James A. Block, Trustee             4,209,404 (2)       50%
                Voting Trust Agreement
                dated January 11, 1990
                257 Cornelison Avenue
                Jersey City, N.J.  07302-9988

            (1) Pursuant to a shareholders' agreement, dated April 18, 1991, Leonard Block has sole voting power with respect to these shares. The following shares are beneficially owned by the Leonard Block Trust, 421,162; the Thomas Block Trust, 1,894,121 and the Peggy Danziger Trust, 1,894,121.

            (2) James A. Block has sole voting power with respect to these shares as a result of a Voting Trust Agreement entered into as of January 11, 1990. The voting trust agreement grants the trustee the power to vote the shares which are subject to the agreement. The Voting Trust Agreement is for a 21 year term. James A. Block is a co-trustee of the trusts which are parties to the Voting Trust Agreement and pursuant to these trusts, James A. Block has sole investment power with respect to these shares. James A. Block disclaims beneficial ownership to all 2,104,702 shares held in trust for the benefit of Susan B. Stearns.

     (b) Securities ownership of management:


     The following table sets forth, as of June 8, 1999, the securities ownership of all directors and Named Executives, individually, and all Directors and Officers of the Company, as a group.

Item 12. Securities Ownership of Certain Beneficial Owners and Management
         (Cont'd)


                             BLOCK DRUG COMPANY, INC.
                          SECURITIES BENEFICIALLY OWNED

                       Class A Common Stock Beneficially Owned
                     --------------------------------------------
                                                                  Class B Common
Name of Beneficial   No Shared   Shared     401-K Plan            Stock
Owner                Investment  Investment 401-K Plan Percentage Beneficially
                     Power       Power      Holdings   Owned      Owned
                    -----------  ---------- ---------- ---------- --------------
Leonard Block       1,155,697       -        1,149     8%         4,209,404-50%
(1) (4) (7)
James A. Block      2,658,236       -        2,366    18%         4,209,404-50%
(2) (3) (5)
Thomas Block          111,437  2,374,788     1,649    17%              -
(4) (7)
Peter M. Block      1,313,138       -          559     9%              -
(2) (5)
Peter Anderson           -          -         -        -               -
Claus Blach               340       -         -        *               -
Rodger Bogardus          -          -         -        -               -
Michael P. Danziger    98,368  1,066,891      -        8%              -
(6) (7)
Peggy Danziger        115,076  1,314,637      -       10%              -
(4) (6) (7) (9)
Dominick P. DePaola      -          -         -        -               -
Gordon J. Girvin         -          -        1,260     *               -
William T. Golden       6,598     14,837      -        *               -
Donald H. LeSieur       7,182**     -         -        *               -
Melvin Kopp             2,275       -         -        *               -
Peter C. Mann             893        112     2,140     *               -
John E. Peters           -         2,216     1,855     *               -
Peter J. Repetti (8)      279       -         -        *               -
James S. Rigby           -          -         -        -               -
Gilbert M. Seymann        159       -        1,738     -               -
Susan B. Stearns         -          -         -        -               -
(2) (3)
Mary C. Tanner           -          -         -        -               -
William G. Whiteside      295       -         -        *               -
All Directors and        -          -         -       53%              -
Officers as a Group
(22 persons)

* Represents less than one percent (1%) of Class A Common Stock of the Company. ** Represents shares under options exercisable within sixty (60) days.

Item 12. Securities Ownership of Certain Beneficial Owners and Management
         (Cont'd)

     (1) Leonard Block owns 342,193 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner of but disclaims ownership of: 809,128 shares owned by Adlen Corporation, of which Leonard Block is the sole shareholder; 4,376 shares owned by Adele Block, his wife.

     (2) James A. Block owns 122 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner of: 183,791 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Peter and Valerie Block, his children) and has sole investment powers with respect to the shares held by such trust; 1,129,271 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Susan B. Stearns, his sister, and Peter and Valerie Block, his children). James A. Block has sole investment powers with respect to the shares held by such trust. For the purpose of reporting shares for which a beneficial owner has sole investment power in the tabular presentation on page 54, all 1,313,062 shares of these two trust have been included in the total number of shares reported for both James A. Block and Peter Block, and as a result such shares have been reported twice; and 1,345,052 shares owned by two trusts for the benefit of Susan B. Stearns of which James A. Block is the co-trustee (with Susan B. Stearns, his sister) and has sole investment powers with respect to the shares held by such trusts. James A. Block disclaims ownership to all 1,345,052 Class A shares and 2,104,702 Class B shares owned by the trusts for the benefit of Susan B. Stearns of which he is a trustee or co-trustee. In computing the percentage of Class A shares owned by a beneficial owner, 1,313,062 shares (representing the total number of shares owned by the two trusts in which Peter Block is a co-trustee with James A. Block) were allocated to James A. Block and 1,313,062 shares were allocated to Peter Block, and as a result, the percentage of Class A shares owned has been attributed to both parties. In computing the aggregate number of shares owned by directors and officers as a group, the 1,313,062 shares owned by these two trusts were counted only once.

     (3) James A. Block has sole voting power with respect to the Class B shares as a result of voting trust agreement entered into as of January 11, 1990. The voting trust agreement grants the trustee the power to vote the shares which are subject to the agreement. The voting trust agreement is for a 21 year term. James A. Block is a co-trustee of the trusts which are parties to the voting trust agreement and pursuant to these trusts, James A. Block has sole investment power with respect to the Class B shares. James A. Block disclaims beneficial ownership to all 2,104,702 shares held in trust for the benefit of Susan B. Stearns, his sister who is not active in the business.

     (4) Thomas Block owns 42,822 shares (not including 401-K Plan Holdings); is deemed to be the beneficial owner but disclaims ownership of:
            26,248 shares owned by Marilyn Friedman, his wife; 42,367 shares held by Marilyn Friedman, as Custodian under the New York State Uniform Gifts to Minors Act for Jonathan Block and Alison Block, the children of Thomas Block; 132,146 shares owned by two trusts for the benefit of Jonathan Block and Alison Block, his children, of which Thomas Block is a co-trustee (with Marilyn Friedman, his wife) and shares investment powers with respect to the shares held by such trusts; 1,972,441 shares owned by a trust for the benefit of Thomas Block of which Thomas Block is a co-trustee (with Adele Block, his mother, and Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trust; 270,201 shares owned by four trusts of which Thomas Block is a co-trustee (with Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trusts; for the purposes of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 54, all 270,201 shares of these four trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger, and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 270,201 shares (representing of the total number of shares

Item 12.    Securities Ownership of Certain Beneficial Owners and Management
            (Cont'd)

            owned by the four trusts) were allocated to Thomas Block and 270,201 shares were allocated to Peggy Danziger and as a result the percentage of Class A shares owned has been attributed to both parties.

            In computing the aggregate number of shares owned by directors and officers as a group, the 270,201 shares owned by these four trusts were counted only once. Thomas Block disclaims ownership of those shares in which he shares investment powers with Peggy Danziger.

     (5) Peter Block owns 76 shares (not including 401-K Plan Holdings); 1,313,062 shares owned by two trusts for the benefit of James A. Block of which Peter Block is co-trustee. James A. Block has sole investment powers with respect to the shares held by such trusts. For the purpose of reporting shares for which a beneficial owner has no shared investment power in the tabular presentation on page 54, all 1,313,062 shares of these two trusts have been included in the total number of shares reported for James A. Block and Peter Block, and as a result such share have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 1,313,062 shares (representing the total number of shares owned by the two trusts in which Peter Block is a co-trustee with James A Block) were allocated to James A. Block and 1,313,062 shares were allocated to Peter Block. In computing the aggregate number of shares owned by directors and officers as a group, the 1,313,062 shares owned by these two trusts were counted only once.

     (6) Michael Danziger owns 10,895 shares, is deemed to be the beneficial owner but disclaims ownership of 6,989 shares owned by Elizabeth Danziger, his wife, 17,513 shares held by Michael Danziger as Custodian under the Massachusetts Uniform Gifts to Minors Act for James, Robert and Charles Danziger, his children; 62,971 shares held in trust for Michael Danziger, beneficiary of such trust; 26,893 shares owned by a trust for the benefit of Michael Danziger of which Michael Danziger is a co-trustee (with Richard Danziger, his father, and Katherine Danziger Horowitz, his sister) and shares investment powers with respect to the shares held by such trust; 1,039,998 shares owned by a trust for the benefit of Peggy Danziger of which Michael Danziger is a co-trustee (with Peggy Danziger, his mother, and Katherine Danziger Horowitz, his sister) and shares investment power with respect to the shares held by such trust; for the purpose of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 54, all 1,039,998 shares of such trust have been included in the total number of shares reported for Michael Danziger and Peggy Danziger, and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 1,039,998 shares (representing the total number of shares owned by said trust) were allocated to Michael Danziger and 1,039,998 shares were allocated to Peggy Danziger. In computing the aggregate number of shares owned by directors and officers as a group, the 1,039,998 shares owned by such trust were counted only once.

            Michael Danziger disclaims ownership to those shares in which he shares investment powers with Peggy Danziger.

Item 12.   Securities Ownership of Certain Beneficial Owners and Management
           (Cont'd)

     (7) Peggy Danziger owns 115,076 shares; 1,039,998 shares owned by a trust for the benefit of Peggy Danziger of which she is a co-trustee (with Michael Danziger, her son, and Katherine Danziger-Horowitz, her daughter) and of which she shares investment powers with respect to the shares held by such trusts; for the purpose of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 40, all 1,039,998 shares of such trust have been included in the total number of shares reported for Peggy Danziger and Michael Danziger, and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 1,039,998 (representing the total number of shares owned by said trust) were allocated to Peggy Danziger and 1,039,998 shares were allocated to Michael Danziger and as a result, the percentage of Class A shares owned has been attributed to both parties. In computing the aggregate number of shares owned by directors and officers as a group, the 1,039,998 shares owned by said trust were counted only once; 270,201 shares owned by four trusts of which Peggy Danziger is a co-trustee (with Thomas Block, her brother) and shares investment powers with respect to the shares held by such trusts; for the purpose of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 52, all 270,201 shares of these four trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger, and as a result such shares have been reported twice; and all 4,438 shares owned by two testamentary trusts of which Richard Danziger, her husband, is a co-trustee with another party having shared investment powers with respect to the shares held by such trusts. In computing the percentage of Class A shares owned by a beneficial owner, 270,201 shares (representing the total number of shares owned by the four trusts in which Peggy Danziger is a co-trustee with Thomas Block) were allocated to Thomas Block and 270,201 shares were allocated to Peggy Danziger and as a result, the percentage of Class A shares owned has been attributed to both parties. In computing the aggregate number of shares owned by directors and officers as a group, the 270,201 shares owned by these four trusts were counted only once.

            Peggy Danziger disclaims beneficial ownership of one-half of the shares for which she is co-trustee.

     (8) Peter J. Repetti disclaims beneficial ownership of 279 shares owned by his wife.

     (9) Peggy Danziger disclaims beneficial ownership to all 4,438 shares of which Richard M. Danziger, her husband is co-trustee with a third party.

Item 13. Certain Relationships and Related Transactions

     On April 14, 1999, Peter C. Mann, President, Americas Division, entered into a Loan Agreement with the Company for the amount of $440,000. The loan is collateralized by a mortgage on certain real estate owned by Mr. Mann. The principal of the loan is due on or before April 14, 2000. Interest on the unpaid principal balance accrues at 1% over the Prime Rate, as published in the Wall Street Journal, and shall be adjusted semi-annually on July 1 and January 1 of each year. The loan agreement provides for immediate repayment of the unpaid principal balance upon the occurrence of any one of a number of events.

     On December 31, 1998, Donald H. LeSieur, retired as Executive Vice President, United States and repaid in full the remaining principal balances on all outstanding loans.

Change in Control Agreement

     Claus Blach, Melvin Kopp, Peter C. Mann, John E. Peters, James S. Rigby, Gilbert Seymann and William Whiteside have entered into a Change-In-Control Agreement (CIC) with the Company to assure continuity in management in the event the Block family divests itself of more than fifty percent (50%) of the Company's voting stock.

     The Agreements were created to provide a continuing rolling five year term with automatic three year extensions, subject to termination upon the covered executive's sixty-fifth birthday with the exception of Mr. Kopp whose CIC would terminate December 31, 2001 or upon the termination of his consulting agreement with the Company, whichever is earlier. The Agreements define the formula by which a covered Executive's severance, compensation and benefits will be calculated and paid in the event Executive's employment is either: terminated within one year of the change in control; if circumstances of Executive's employment are changed within three (3) years of the change in control; or if the Executive's employment is terminated 180 days prior to the execution of an agreement which, if concluded, will activate the CIC.

Compensation Committee Interlocks and Insider Participation

     The Company does not have a Compensation and Benefits Committee which determines the compensation of its Executive Officers. The Company utilizes the services of independent expert compensation consultants to evaluate the total compensation of the Company's Executive Officers. The consultants' recommendations are submitted to the members of Office of the Chief Executive for consideration. During fiscal year 1999, Leonard Block, James A. Block, Thomas R. Block and Peter M. Block were members of the Office of the Chief Executive.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as a part of this report:

            1.  Financial Statements and Supplementary Data:

                Report of PricewaterhouseCoopers LLP, dated June 8, 1999.

                Consolidated Balance Sheets - March 3l, 1999 and 1998,

                Consolidated Statements of Income and Retained Earnings for the Years ended March 3l, 1999, 1998 and 1997,

                Consolidated Statements of Comprehensive Income for the Year ended March 31, 1999, 1998, 1997,

                Consolidated Statements of Cash Flows for the Years ended March 3l, 1999, 1998 and 1997,

                Notes to Consolidated Financial Statements

                Supplementary Data:

                Selected quarterly data for the two years ended March 3l, 1999.

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

                Exhibit 3(c) Certified Resolution dated June 19, 1998 of the Board of Directors Resolution dated June 2, 1998 amending the Company By-Laws.

                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          (Cont'd)

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

                Exhibit 10(b)    Block Drug Company,  Inc.'s Special Stock
                                 Unit Plan, amended and restated as of January 31, 1997.

                Exhibit 10(c)    Block  Drug  Company,   Inc.'s  Restated
                                 Excess Benefit Pension Plan, effective May 31, 1983.

                Exhibit 10(d)    Employment Agreement effective
                                 November 1, 1997, between Block Drug Company, Inc. and Peter M. Block, President European Division.

                Exhibit 10(e) Consulting Agreement effective May 1, 1997, between Block Drug Company, Inc. and Melvin Kopp, Senior Vice President.

                Exhibit 10(f)    Form of Award Letter under the
                                 Stock Option Plan, with changes required by laws of foreign jurisdiction relating to local labor law consideration and tax matters.

                Exhibit 21       Subsidiaries of the Company.

                Exhibit 27       The Financial Data Schedule.

  (b) Reports on Form 8-K.

        No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Ernst & Young
Wirtschaftsprufungs- und
Steuerberatungsgesellschaft m.b.H.

Praterstra e 23
(Postfach 290)
A-1021 Wien

REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying balance sheets of Block Austria G.m.b.H as of December 31, 1997 and 1998, and the related statements of income, retained earnings and cash flows for the years then ended (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Austria G.m.b.H as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Ernst & Young
Wirtschaftsprufungs- und
Steuerberatungsgesellschaft m.b.H.


         (Rolf Kapferer)                          (Elfriede Sixt)
Certified Austrian Public Accountants

Date: April 19, 1999

To the Board of Directors of STAFFORD-MILLER CONTINENTAL N.V.
Nijverheidsstraat 9

2260        OEVEL-WESTERLO



Dear Sirs,

We have audited the accompanying balance sheets of Stafford-Miller Continental N.V. as of December 31, 1998 and 1997, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Generally accepted accounting principles require that a Company's financial statements be consolidated with those of its subsidiaries. The accompanying financial statements of Stafford-Miller Continental N.V. are not consolidated with those of its subsidiary Laboratoires Stafford-Miller S.a.r.l.

In our opinion, except for the effects of not consolidating the financial statements of a subsidiary referred to in the preceding paragraph and described in Note 1, the financial statements referred to above present fairly in all materials respects the financial position of Stafford-Miller Continental N.V. at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

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

April 21, 1999

                    REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of
Laboratoires Stafford-Miller, S.A.R.L.

We have audited the accompanying balance sheets of Laboratoires Stafford-Miller, S.A.R.L. (the Company) at December 31, 1998 and 1997, and the related statements of income and retained earnings and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laboratoires Stafford-Miller, S.A.R.L. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

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


Ernst & Young Entrepreneurs
Departement d'E'Y Audit



Christian Colineau

February 10, 1999

                     REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Stafford-Miller S.r.l.

We have audited the accompanying balance sheets of Stafford Miller S.r.l. as of December 31, 1998 and 1997, and the related statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stafford Miller S.r.l. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

Our audits  were  conducted  for the  purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information as of and for the year ended December 31, 1998 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Reconta Ernst & Young SpA


March 31, 1999

                       REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Stafford-Miller Nederland B.V.

We have audited the accompanying balance sheets of Stafford-Miller Nederland B.V. at December 31, 1998 and 1997, and the statements of income and retained earnings and cash flows for the years 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Stafford-Miller Nederland B.V. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years 1998, 1997 and 1996 in conformity with accounting principles generally accepted in the United States of America.

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


Moret Ernst & Young Accountants


April 23, 1999

                       REPORT OF INDEPENDENT AUDITORS


The Management
Block Drug Company, Inc.

Ratingen Branch

We have audited the accompanying balance sheets of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1999 and 1998 and the related statements of operations and retained earnings and cash flows for each of the three years in the period ended March 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Branch's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Company, Inc., Ratingen Branch, as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

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

                                         Schitag Ernst & Young
                                         Deutsche Allgemeine Treuhand AG
                                         Wirtschaftsprufungsgesellschaft

                                         Beyer               Dingler
                                         Wirtschaftsprufer   Wirtschaftsprufer
                                         (Independent Public (Independent Public
                                          Accountant)         Accountant)

Dusseldorf,
April 23, 1999

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Block Drug Company (Japan), Inc.:

We have audited the accompanying balance sheets of Block Drug Company (Japan), Inc. (a Japanese corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholder's equity and cash flows for the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Company (Japan), Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

Arthur Andersen
Osaka, Japan
March 30, 1999

                                SGV & CO
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Stockholders and the Board of Directors
Block Drug Co. (Philippines), Inc.

We have audited the accompanying balance sheets of Block Drug Co. (Philippines) Inc. (a wholly owned subsidiary of Block Drug Company, Inc.) as of December 31, 1998 and 1997, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Co. (Philippines), Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits have been made primarily for the purpose of expressing an opinion on the basic financial statements taken as a whole. The supplementary information accompanying the financial statements are presented for purposes of additional analysis and are not required part of the basic financial statements. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relatio to the basic financial statements taken as a whole.


Sycip, Gorres,Velayo & Co.
Makati City, Philippines

February 11, 1999

Schedule II

                       BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

                            Valuation and Qualifying Accounts

                       Years Ended March 31, 1999, 1998 and 1997

                             Balance      Additions
                               at         Charged
Description                Beginning      to Costs                    Balance at
                              of            and                         End of
                            Period        Expenses      Deductions      Period
=======================  ============   =============  ============= ===========
1999

Allowances for
discounts, doubtful       $4,446,000    $24,787,000    $24,483,000    $4,750,000
accounts and returns
=======================  ============   =============  ============= ===========
1998

Allowances for
discounts, doubtful       $4,504,000    $27,095,000    $27,153,000    $4,446,000
accounts and returns
=======================  ============   =============  ============= ===========
1997

Allowances for
discounts, doubtful       $4,188,000    $27,867,000    $27,551,000   $4,504,000
accounts and returns
=======================  =============  =============  ============= ===========

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

Block Drug Company, Inc.                                   New Jersey
Stafford-Miller International, Inc.                        New Jersey
Reedco, Inc.                                               Delaware
Dentco, Inc.                                               Delaware
Block Drug Corporation                                     New Jersey
Block Austria Gmbh                                         Austria
Block Uruguay, S.A.                                        Uruguay
Block Drug Company (Canada) Limited                        Ontario, Canada
Block Drug Company (Japan), Inc.                           Japan
Block Drug Company (Philippines), Inc.                     Manila, Philippines
Block Drug Company (Thailand) Limited                      Thailand
Block Drug Company (Korea) Limited                         Korea
Laboratoires Stafford-Miller S.A.R.L. (a)                  France
Stafford Miller Argentina S.A.                             Argentina
Stafford-Miller Continental, NV-SA                         Belgium
Stafford-Miller de Espana, S.A.                            Spain
Stafford-Miller de Mexico, S.A. de C.V.                    Mexico
Stafford-Miller Industria Ltda.                            Brazil
Stafford-Miller Foreign Sales Corporation                  St. Thomas, Virgin
                                                             Islands
Stafford-Miller (Ireland) Limited                          Ireland
Stafford-Miller Limited                                    Great Britain
Stafford-Miller Nederland B.V.                             Netherlands
Stafford-Miller (N.Z.) Limited                             New Zealand
Stafford-Miller (Portugal) Quimico-Farmaceutica, Lda.      Portugal
Stafford-Miller RE Limited (b)                             Great Britain
Stafford-Miller S.r.l.                                     Italy
Stafford-Miller Scandinavia Aktiebolag                     Sweden

(a)    Wholly-owned subsidiary
       of Stafford-Miller
       Continental, NV-SA.

(b)    Wholly-owned subsidiary
       of Stafford-Miller
       (Ireland) Limited.

                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of June, 1999.
                            BLOCK DRUG COMPANY, INC.
                                                              (Registrant)
                                                           PETER ANDERSON
                                      BY                   Peter Anderson
                                                    Senior Vice President, Chief
                                                           Financial Officer

       Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of June, 1999.

Principal Executive Officer:

       JAMES A. BLOCK
       James A. Block
       Chairman of the Board

Principal Financial and Accounting Officer:

        PETER ANDERSON
        Peter Anderson
Senior Vice President, Chief Financial Officer

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