Form 10-Q
period 1999-06-30
BLOCK DRUG CO INC
filed 1999-08-13
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549
                               FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

  For the Three Months ended June 30, 1999 Commission File No. 0-6436

                          BLOCK DRUG COMPANY, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

  New Jersey                                            22-1375645
(STATE OR OTHER JURISDICTION               (I.R.S. Employer Identification No.)
 OF INCORPORATION OR ORGANIZATION)

 257 Cornelison Avenue,
 Jersey City, New Jersey                                 07302-9988
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (201) 434-3000



Indicate by check mark whether Registrant (1) has filed all Commission reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant is required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X        No ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.



               (CLASS)                    (OUTSTANDING AT JUNE 30, 1999)
       Common Stock - Class A                       14,467,258
       Common Stock - Class B                        8,418,808

                    BLOCK DRUG COMPANY, INC.
                      INDEX TO FORM 10-Q
                        JUNE 30, 1999



Part I.       Financial Information - Unaudited                         Page No.

              Consolidated Balance Sheets - June 30, 1999 and
              March 31, 1999                                               3

              Consolidated Statements of Income for the three
              months ended June 30, 1999 and 1998                          4

              Condensed Consolidated Statements of Comprehensive
              Income for the three months ended June 30, 1999 and 1998.    5

              Condensed Consolidated Statements of Cash Flows
              for the three months ended June 30, 1999 and 1998            6

              Notes to Consolidated Financial Statements                  7-9

              Management's Discussion and Analysis of
              Operating Results and Financial Condition                 10-15

Part II.      Other Information                                           16

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                          (Unaudited)

ASSETS                                                                               06/30/99           03/31/99

Current Assets:
   Cash................................................................        $   42,500,000      $  48,363,000
   Marketable securities, at market....................................            16,839,000         29,994,000
   Accounts receivable, less allowances of $4,736,000 (6/30/99) and
     $4,750,000 (3/31/99)..............................................           153,216,000        153,470,000
   Inventory ..........................................................           148,346,000        135,947,000
   Other current assets................................................            48,061,000         41,867,000
                                                                                -------------      -------------

       Total current Assets............................................           408,962,000        409,641,000
                                                                                -------------      -------------

   Property, plant and equipment, less accumulated
     depreciation of $138,199,000 (6/30/99)
     and $135,261,000 (3/31/99)........................................           250,038,000        252,270,000
   Long term securities, at market.....................................           265,138,000        257,082,000
   Goodwill and other intangible assets - net of amortization..........           218,612,000        239,818,000
   Other assets........................................................             7,142,000          7,952,000
                                                                                -------------      -------------

       Total Assets....................................................        $1,149,892,000     $1,166,763,000
                                                                               ==============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:

   Notes and bonds payable.............................................           136,042,000        143,740,000
   Accounts payable & accrued expenses.................................           185,534,000        185,270,000
   Income taxes payable................................................            14,965,000         13,532,000
   Dividends payable...................................................             5,527,000          5,521,000
                                                                                -------------      -------------

       Total Current Liabilities.......................................           342,068,000        348,063,000
                                                                                -------------      -------------

   Notes and bonds payable.............................................           105,920,000        107,012,000
   Deferred compensation and other liabilities.........................            20,355,000         19,648,000
   Deferred income taxes...............................................             7,540,000          8,155,000
                                                                                -------------       ------------

       Total Liabilities...............................................           475,883,000        482,878,000
                                                                                -------------       ------------

Shareholders' Equity:

   Class A common stock, non-voting, par
      value $.10-20,000,000 shares authorized,
     14,467,000 (6/30/99) and 14,455,000
     (3/31/99) shares issued and outstanding...........................             1,447,000          1,445,000
   Class B common stock par value $.10-
     40,000,000 shares authorized, 8,419,000
       shares issued and outstanding...................................               842,000            842,000
   Capital in excess of par value......................................           304,440,000        306,433,000
    Retained earnings..................................................           395,027,000        384,952,000
   Other comprehensive income..........................................           (27,747,000)        (9,787,000)
                                                                                -------------      -------------

     Total Shareholders' Equity........................................           674,009,000        683,885,000
                                                                                -------------      -------------

     Total Liabilities & Shareholder's Equity..........................        $1,149,892,000     $1,166,763,000
                                                                               ==============     ==============

         See notes to consolidated financial statements.


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                          (UNAUDITED)

                                                     THREE MONTHS ENDED

                                                            JUNE 30

                                                   1999             1998
                                             ---------------  --------------

Revenues:

   Net sales..................................  $200,895,000    $189,447,000
   Interest, dividends and other income.......     6,618,000      13,219,000
                                               -------------  --------------

                                                 207,513,000     202,666,000


Cost and Expenses:
   Cost of goods sold........................     60,910,000      56,390,000
   Selling, general and administrative.......    125,062,000     126,554,000
   Interest expense..........................      3,257,000       3,528,000
                                              --------------   -------------

                                                 189,229,000     186,472,000


Income before taxes.........................      18,284,000      16,194,000

   Provision for federal, foreign and state
   income taxes.............................       5,137,000       4,259,000
                                               -------------   -------------


Net Income.................................     $ 13,147,000  $   11,935,000
                                                ============  ==============

Average number of shares outstanding......        22,881,789      22,834,763 (1)
                                               =============  ==============


Net income per share.........................   $        .57  $          .52 (1)
                                               =================================

Cash dividends per share of
   Class A Common Stock.....................    $      .3175  $         .315

Cash dividends per share of
   Class A Common Stock......................   $    .110625  $          .11


(1) Restated to reflect 3% stock dividend declared November 1998.

         See notes to consolidated financial statements.


BLOCK DRUG COMPANY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                             (UNAUDITED)

                                                         THREE MONTHS ENDED

                                                              JUNE 30

                                                         1999          1998
                                                   --------------  -------------


Net income    ..................................     $ 13,147,000   $11,935,000

Other comprehensive income/(loss):
   Foreign currency translation adjustments *...      (15,350,000)   (5,679,000)
   Unrealized holding (loss) gain on
   marketable securities........................       (2,610,000)      156,000
                                                   --------------  ------------

Other comprehensive income/(loss)...............      (17,960,000)   (5,523,000)
                                                    -------------  ------------

Comprehensive income/(loss)....................     $  (4,813,000) $ 6 ,412,000
                                                   ==============  ============



* The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

    See notes to consolidated financial statements.


BLOCK DRUG COMPANY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (UNAUDITED)

                                                     THREE MONTHS ENDED

                                                           JUNE 30
                                                         1999           1998
                                                       ----------   -----------


CASH FLOW FROM CONTINUING OPERATING ACTIVITIES.......$  1,516,000  $  9,448,000

CASH FLOW FROM INVESTING ACTIVITIES:

   Proceeds form Product divestiture.................  19,000,000
   Additions to Property, Plant and Equipment........  (8,848,000)  (11,358,000)
   Proceeds from Sales of Assets.....................                31,790,000
   Proceeds from Sales of long-term Securities.......   6,439,000    73,918,000
   Purchase of long-term Securities.................. (17,580,000)  (80,543,000)
   Decrease in Marketable Securities.................  12,812,000     3,022,000
   Payments for Product Acquired.....................  (3,493,000)   (7,000,000)
                                                     ------------   -----------

Net Cash Used in Investing Activities...............    8,330,000     9,829,000
                                                     ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Dividends paid to Shareholders..................    (5,527,000)   (5,308,000)
   Payments of Notes Payable.......................    (1,190,000)
   Decrease in short-term Debt.....................    (7,600,000)  (38,609,000)
                                                     ------------  ------------

Net Cash (Used) in Provided in Financing Activities.. (14,317,000)  (43,917,000)
                                                     ------------  ------------

Effect of Exchange Rates on Cash.....................  (1,392,000)    1,831,000
                                                     ------------  ------------

Decrease in Cash....................................   (5,863,000)  (22,809,000)

Cash, Beginning of Period...........................   48,363,000    37,320,000
                                                     ------------   -----------

Cash, End of Period................................   $42,500,000   $14,511,000
                                                     ============   ===========

SUPPLEMENTAL CASH FLOW DATA:

   Cash Paid during the Year:

     Interest.....................................     $1,783,000   $ 2,795,000
     Income taxes.................................     $5,723,000   $ 1,193,000

  See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The  consolidated   financial   statements  reflect  all  normal  recurring
     adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods.

2. Provision for certain expenses, including income taxes, media advertising, and consumer promotions, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying consolidated financial statements in proportion with the passage of time or with estimated annual sales or annual tax rates.

3. Inventories by major classes were as follows:

                                        June 30, 1999             March 31, 1999
                                        -------------             --------------

     Raw and packaging materials        $ 47,519,000               $ 30,997,000

     Finished goods                      100,827,000                104,950,000
                                        ------------              -------------

                                        $148,346,000               $135,947,000
                                        ============               ============

4. Under the provisions of SFAS No. 130 "Reporting Comprehensive Income", the Company has included a statement of Comprehensive Income in the accompanying financial statements. Comprehensive income is comprised primarily of net earnings, unrealized gain (loss) on marketable securities and currency translation gains and losses.

5. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which makes SFAS No. 133 effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the new statement on its financial position, results of operations and disclosures for fiscal 2002.

6. In April 1999, the Company sold the Lava hand soap brand for approximately $19 million. Management does not anticipate any material impact on its financial position, results of operations and liquidity as a result of this sale.

7.   During  the  quarter  the   Company   acquired   the  Pelo  Libre  line  of
     pediculicides in Argentina. In the U.K. the Company acquired the Louis Marcel a depilatory brand. The aggregate amount spent was $3.7 million which also represents the goodwill recorded for the acquistions.

8. During the three months ended June 30, 1999, the Company reduced its net borrowings by $8.8 million mainly from lines of credit from various banks bearing interest at variable rates.

9. During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way public business enterprises report information about operating segments in reports to shareholders. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. At the end of fiscal 1999 the segments were divided into three geographic areas: United States; Europe, Africa, Middle East, and Latin America, Canada, Asia/Pacific. During the current quarter,the operations are divided into two geographic areas: Americas, covering USA, Canada and Latin America, and International, covering Europe, Asia/Pacific, Africa and Middle East. Prior year data has been restated for comparability purposes.

                                                Three Months ended June 30,

                                               (1999)                (1998)
                                                      (in thousands)
     Net Sales

       Americas                               $102,225               $98,904

       International                            98,670                90,543
                                            ----------            ----------

       Total consolidated sales               $200,895              $189,447
                                            ==========            ==========

   Operating Income:

     Americas                                $  13,575             $  11,810

     International                               9,967                 9,738
                                           -----------           -----------

                                                23,542                21,548

     General corporate expenses                 (5,258)               (5,354)
                                           -----------          ------------

     Consolidated income before
     income taxes                           $   18,284             $  16,194
                                         =============         =============

10. In February 1997, the Company announced the consolidation of its manufacturing operations by planning to close six of its twelve production facilities in various parts of the world over a two year period. The worldwide manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72.5 million ($55.7 million net of tax), or $2.60 per share after taxes in fiscal 1997, of which 8.9 million remains as a current liability as of June 30, 1999.

      The following table displays a rollforward of the liabilities for the manufacturing restructuring from inception to June 30, 1999.

               (Dollars in Thousands)
Amount
           Original   Amounts               Amount                           Amount     Amount               Utilized
           Provision  Utilized   Remaining  Utilized              Remaining  Utilized   Reversed   Ending    in First      Ending *
           Fiscal     in Fiscal  Balance    in Fiscal             Balance    in Fiscal  in Fiscal  Balance   Quarter       Balance
Type Cost  1997       1997       3-31-97    1998        Other     3-31-98    1999       1999       3-31-99   Fiscal 2000   6-30-99
---------  ---------  ---------  ---------  ----------  --------  ---------  ---------  ---------  --------  -----------   --------

Employee   $15,454(a)    -         $15,454   ($7,516)   ($3,300)  $  4,638    ($2,637)  ($2,001)      -           -           -
severance
 and
related
costs

Plant       32,978(b) ($24,468)      8,510       -       (8,510)      -           -         -         -           -           -
closing
 and
related
asset
write-offs

Re-eng-
ineering     7,184(c)   (7,184)      -                  -             -           -         -         -

Contractual 16,834(d)   (5,042)     11,792    (7,500)    11,110     15,402       (562)    (5,640)  $9,200      (250)         8,950
obligations
and other
           -------    ---------    -------  ---------   --------   -------    --------   --------  ------    -------        -------

           $72,450    ($36,694)    $35,756  ($15,016)     ($700)   $20,040    ($3,199)   ($7,641)  $9,200     ( 250)        $8,950
           =======    =========    =======  ========    =======   ========    =======    =======   ======     =====        =======

*The balance at the end of the quarter is classified as a current liability.

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

As of June 30, 1999, the Company's remaining obligation of $8.9 million consists of its contractual obligation to produce a product for another entity at a plant that is scheduled for closure. The majority of this accrual relates to management's estimate of the costs to transfer production to a continuing plant to meet the contractual obligation. Management believes that the remaining manufacturing reserves are adequate to complete its plan during fiscal 2000.

11. Subsequent to the close of the quarter,in Holland,the Company acquired Chlorhexamed(R),a medicated mouthwash for the German market.In Latin America,the Company acquired Silidron(R) and Espasmo Silidron(R),two anti-gas medicines sold in Brazil.In Korea,the Company acquired the balance of certain marketing rights to the Parodontax(R) brand toothpaste. The aggregate amount spent on these acquisitions was $51.9 million. Goodwill recorded in connection with these acquisitions amounted to $51.3 million.

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results:
------------------
Consolidated worldwide sales for the first quarter ended June 30, 1999 were $200.9 million were up by 6% compared to prior year first quarter sales of $189.4 million. During the quarter the Company sold the Lava brand hand soap, its remaining household product. During the fiscal year ended March 31, 1999 the Company sold three of its household product brands. Excluding the effects of the divestitures, consolidated sales were $200.4 million up by 10% compared to prior year first quarter sales of $182.2 million. The operations are divided into two divisions: Americas, covering the Western Hemisphere markets, and International, covering Europe, Asia/Pacific, Africa and the Middle East.

Americas sales for the quarter ended June 30, 1999 were up by 5% compared to the prior year quarter. Total U.S. Division sales were up by 14%. Excluding the divestiture, sales increased 20%. The sales growth was due to strong Consumer Product Sales, plus the introduction of Polident Whitening Mouthwash. The sales of Oral Health Care products were up 31%, primarily due to newly-introduced products, e.g. Atridox, Aphthasol, Targon Fresh Mint and Sensodyne Whitening. Sensodyne sales were up 27%. Latin America sales were down 27% mainly due to a recessive economy in Brazil and a major currency devaluation. Sales in Canada were down by 24% primarily due to divestiture of Household products and timing of major promotions.

Total International Division sales increased 9% primarily due to strong growth in Europe. Europe sales were up 13% primarily due to introduction of new products acquired since the close of the first quarter of fiscal 1999, e.g. Strep, Agevit, and Louis Marcel.

Interest, dividends and other income of $6.6 million decreased by about 50% compared to the first quarter of the prior year income of $13.2 million. The decrease is primarily because the prior year income included a gain on the sale of Household products and a partial reversal of restructuring and re-engineering liability.

The cost of goods sold percentage to sales was 30.3% and 29.8% in the first quarter of the current and prior year, respectively. The cost of goods sold for the Americas Division was 32.9% for the first quarter of the current year compared to 30.4% for the first quarter of the prior year. The cost of goods sold for International Division was 27.9% for the first quarter of the current year compared to 29.0% for the first quarter of prior year. The change in the cost of goods sold was primarily due to changes in product mix.

Selling, general and administrative expenses represented 62.3% and 66.8% of sales for the first quarter of current year and prior year, respectively. The major portion is related to advertising and promotional activities. These expenses reflect major spending programs to meet significant competion and build brand equities. Selling, general and administrative expenses declined during the current quarter primarily due to exchange gains in Brazil,partially offset by increased advertising expenses.

Interest expense was slightly lower in the first quarter of the current year compared to the first quarter in the prior year. A portion of the proceeds from the divestiture of the Lava brand hand soap was used to repay the debt. The decrease was partially offset by additional financing obtained for product acquisitions.

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results: (Cont'd)
----------------------------
The Company's foreign exchange exposures derive primarily from the activities of its foreign subsidiaries and affiliates which sell products to customers generating accounts receivable both in their own local currency and in other currencies. Certain subsidiaries, principally manufacturing locations in the United Kingdom, Ireland and Brazil, also incur significant costs denominated in currencies other than their functional currency.

Additionally, the Company is exposed to the risk that the results of operations of its foreign affiliates may translate to lower than expected net income for inclusion in the Company's consolidated results.

Interest rate cap agreements and foreign currency options are the only types of derivatives used by the Company for risk management. The costs and benefits derived from the interest rate caps are taken into income over the terms of the agreements.

The Company manages its most significant foreign currency exposures, principally inventory purchases, by purchasing average rate currency options that protect against the fiscal year average value of each currency declining more than an acceptable amount from the average for the prior year. Currencies that are highly correlated to the U.S. dollar and those that are liquid or have high interest rates (and therefore hedging cost) are not hedged. However, certain affiliates in high interest rate environments maintain cash balances in U.S. Dollars. If the affiliate's functional currency declines against the dollar, such balances would produce incremental income, thereby offsetting the declining dollar value of the affiliate's results included in the Company's net income.

The cost of foreign currency options are expensed over the period to which they relate and any benefits, to the extent of options deemed effective hedges, are treated as an adjustment to the related costs of inventory when purchased.

Worldwide Earnings by Geographic Region (Dollars in Thousands):

                                                    Three Months ended June 30,
                                                    1999                1998
                                                 --------            --------

   Americas                                      $13,575              $11,810

   International                                   9,967                9,738
                                                   -----                -----

                                                  23,542               21,548

   General corporate expenses                     (5,258)              (5,354)
                                                --------             --------

   Consolidated income before income taxes       $18,284              $16,194
                                                ========             ========

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results: (Cont'd)
---------------------------
Consolidated operating income increased 9.3%. Americas income increased 14.9% and International income increased 2.4%. The increase in the Americas region was primarily due to divestiture of Household product brands, acquisition of new products and strong U.S. sales. The International area had a moderate increase due to mix of products sold, new products acquired during the quarter, partially offset by economic recession and weak currencies.

Due to the above factors, income before taxes was 9.1% of sales during the three months ended June 30, 1999 as compared to 8.5% during the three months ended June 30, 1998.

The effective income tax rates of 28.1% and 26.3% for the three months ended June 30, 1999 and 1998, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland. Increase in the tax rate was primarily due to increased income in higher taxed jurisdictions.

It is difficult to predict future exchange movement. If exchange rates continue at current levels, management does not anticipate any major material effect on the Company's future financial condition or liquidity.

In February 1997, the Company announced the consolidation of its manufacturing operations by planning to close six of its twelve production facilities in various parts of the world over a two year period. The worldwide manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72.5 million ($55.7 million net of tax), or $2.60 per share after taxes in fiscal 1997. As of June 30, 1999, the Company's remaining obligation of $8.9 million consists of its contractual obligation to produce a product for another entity. Management believes that the remaining manufacturing reserves are adequate to complete its plan during fiscal 2000. (See Note 10)

During the quarter the Company acquired the Pelo Libre line of pediculicides in Argentina. In the U.K. the Company acquired the Louis Marcel a depilatory brand. The aggregate amount spent on these acquisitions was $3.7 million, which also represents the goodwill recorded for the acquisitions.

Year 2000
----------
   As many computer systems and other equipment or processors with embedded chips (collectively, "Business Systems") use only two digits to represent the year, they may be unable to accurately process certain data, before during or after the year 2000. As a result, business and government entities are at risk for possible miscalculations or systems failures causing disruption in their business operations. This is commonly know as the year 2000 (Y2K Millennium Bug or Y2K problem). The Y2K problem can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains.

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

   The second component of the Y2K compliance program involves the actual remediation and replacement of Business Systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. The Business Systems ranked highest in priority have either been remediated, replaced or scheduled for remediation or replacement. Business Systems previously earmarked for retirement and replacement without regard to the Y2K problem have been evaluated for early replacement with Y2K compliant systems or programs or, in the alternative, remediation. The Company is in the process of implementing Y2K compliant software/hardware wherever needed in the US as well as fixing or replacing hardware and software where warranted, with Y2K compliant solutions in our Affiliates. The Company completed all remediation and replacement of its U.S. based internal Business Systems in March 1999. The Company is at the final stage of testing and certification for Y2K readiness, and the contingency plans will be prepared by September 1999.

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

   The Company's original investment was estimated at $14 million to address its Y2K effort as well as other business information requirements. This has been revised, and it is expected that Y2K related expenses will reach a total of about $16.9 million. To date, the Company has spent approximately $15.6 million. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

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


Euro Currency Adoption
----------------------
As result of the European Economic and Monetary Union, a single currency (the "Euro") will replace the national currencies of many of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies scheduled to be removed from circulation between January 1, and June 30, 2002, and replaced by Euro notes and coinage. During the transition period from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euros or the participating country's national currency. We do not expect the Euro conversion to have a material negative impact on operations in fiscal 2000. All affiliates can operate within the Euro market.

We are currently upgrading our computer systems so that we can operate more efficiently within the Euro market in fiscal 2000.

Financial Condition
-------------------
Cash decreased in the current quarter ended June 30, 1999 from the year-ended March 31, 1999 by $6 million. The decrease resulted primarily form an increase in inventories, and other current assets partially offset by proceeds from the divestiture of Lava soap. The proceeds from the divestiture were utilized primarily to reduce short-term debt, to fund acquisitions and purchases of manufacturing equipment and computers. In the prior year first quarter ended June 30, 1998 cash decreased by $23 million. The decrease resulted primarily from a reduction of short-term debt, the payments for products acquired and an increase in other current assets partially offset by the sale of assets and a decrease in accounts receivable.

Reporting on Comprehensive Income
----------------------------------
Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting of comprehensive income, and requires that an enterprise classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income in the statement of financial position. Other comprehensive income consists of movements in the company's cumulative translation adjustment and unrealized holding gains and losses on marketable securities.


New Accounting Standards
------------------------
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which makes SFAS No. 133 effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the new statement on its financial position, results of operations and disclosures for fiscal 2002.

Subsequent Events
------------------
Subsequent to the close of the quarter,in Holland,the Company acquired Chlorhexamed(R),a medicated mouthwash for German market.In Latin America, the Company acquired Silidron(R) and Espasmo Silidron(R),two anti-gas medicines sold in Brazil.In Korea,the Company acquired the balance of certain marketing rights to the Parodontax(R) brand toothpaste. The aggregate amount spent on these acquisitions was $51.9 million. Goodwill recorded in connection with these acquisitions amounted to $51.3 million.

                            PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8K

           (a) The exhibits filed as part of this report are listed below:

                           Exhibit No.                      Description
                               27                    Financial Data Schedule

           (b)  Reports on Form 8K

           There were no reports on Form 8K for the three months ended June 30, 1999.


                             Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BLOCK DRUG COMPANY, INC.
                                                 (Registrant)






                                            PETER ANDERSON
August 11, 1999                             ---------------------
                                            Peter Anderson
                                            Senior Vice President &
                                            Chief Financial Officer