Form 10-Q
period 1999-09-30
BLOCK DRUG CO INC
filed 1999-11-15
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                           Form 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months ended September 30, 1999 Commission File No. 0-6436

                      BLOCK DRUG COMPANY, INC.
         (Exact name of registrant as specified in its charter)


   New Jersey                                                   22-1375645
(State or other                                               (I.R.S. Employer
 Jurisdiction of                                             Identification No.)
 incorporation or
 organization)

257 Cornelison Avenue, Jersey City, New Jersey                 07302-9988
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (201) 434-3000



Indicate by check mark whether Registrant (1) has filed all Commission reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant is required to file such reports) and (2) has been subject to such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes X          No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.

          (Class)                    (Outstanding at September 30, 1999)
  Common Stock - Class A                         14,474,122
  Common Stock - Class B                          8,418,808

                         BLOCK DRUG COMPANY, INC.

                            INDEX TO FORM 10-Q
                            SEPTEMBER 30, 1999

Part I.       Financial Information - Unaudited                        Page No.

              Consolidated Balance Sheets - September 30, 1999 and       3
              March 31, 1999

              Consolidated Statements of Income for the three and six    4
              months ended September 30, 1999 and 1998

              Consolidated Statements of Comprehensive                   5
              Income for the three and six months ended
              September 30, 1999 and 1998.

              Condensed Consolidated Statements of Cash Flows            6
              for the six months ended September 30, 1999 and 1998

              Notes to Consolidated Financial Statements                 7-10

              Management's Discussion and Analysis of                    10-16
              Operating Results and Financial Condition

Part II.      Other Information                                          17

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)

ASSETS                                                                            09/30/99            03/31/99
                                                                                -------------       ------------

Current Assets:
   Cash and cash equivalents...........................................          $ 61,866,000      $  48,363,000
   Marketable securities, at market....................................            21,763,000         29,994,000
   Accounts receivable, less allowances of $4,670,000 (9/30/99) and
     $4,750,000 (3/31/99)..............................................           150,888,000        153,470,000
   Inventory ..........................................................           147,373,000        135,947,000
   Other current assets................................................            47,482,000         41,867,000
                                                                                -------------      -------------
       Total current Assets............................................           429,372,000        409,641,000
                                                                                -------------      -------------

   Property, plant and equipment, less accumulated
     depreciation of $138,491,000 (9/30/99)
     and $135,261,000 (3/31/99)........................................           244,675,000        252,270,000
   Long term securities, at market.....................................           256,109,000        257,082,000
   Goodwill and other intangible assets - net of amortization..........           262,099,000        239,818,000
   Other assets........................................................             9,524,000          7,952,000
                                                                                -------------      -------------
       Total Assets....................................................        $1,201,779,000     $1,166,763,000
                                                                               ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:

   Notes and bonds payable.............................................          $180,215,000       $143,740,000
   Accounts payable & accrued expenses.................................           189,884,000        185,270,000
   Income taxes payable................................................            16,379,000         13,532,000
   Dividends payable...................................................             5,527,000          5,521,000
                                                                                -------------      -------------

       Total Current Liabilities.......................................           392,005,000        348,063,000
                                                                                -------------      -------------

   Notes and bonds payable.............................................           104,450,000        107,012,000
   Deferred compensation and other liabilities.........................            19,644,000         19,648,000
   Deferred income taxes...............................................             8,451,000          8,155,000
                                                                                -------------      -------------

       Total Liabilities...............................................           524,550,000        482,878,000
                                                                                -------------      -------------

Shareholders' Equity:

   Class A common stock, non-voting, par
      value $.10-20,000,000 shares authorized,
     14,474,000 (9/30/99) and 14,456,000
     (3/31/99) shares issued and outstanding...........................             1,447,000          1,445,000
   Class B common stock par value $.10-
     40,000,000 shares authorized, 8,419,000
       shares issued and outstanding...................................               842,000            842,000
   Capital in excess of par value......................................           307,015,000        306,433,000
   Retained earnings...................................................           400,923,000        384,952,000
   Cumulative other comprehensive (loss)...............................           (32,998,000)        (9,787,000)
                                                                                -------------      -------------

     Total Shareholders' Equity........................................           677,229,000        683,885,000
                                                                                -------------      -------------

     Total Liabilities & Shareholder's Equity..........................        $1,201,779,000     $1,166,763,000
                                                                               ==============     ==============


                See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                                    (UNAUDITED)

                                           THREE MONTHS ENDED                       SIX MONTHS ENDED

                                              SEPTEMBER 30,                           SEPTEMBER 30,
                                -------------------------------------       ---------------------------------

                                    1999                     1998               1999                  1998
                                ------------            -------------       ------------         -------------

Revenues:

Net sales...................    $214,868,000             $204,063,000       $415,763,000          $393,510,000
Interest, dividends
   and other income.........       7,077,000                5,165,000         13,695,000            18,384,000
                                ------------             ------------       ------------          ------------
                                 221,945,000              209,228,000        429,458,000           411,894,000
                                ============             ============       ============          ============
Cost and expenses:

Cost of goods sold..........      66,966,000               63,098,000        127,876,000           119,488,000
Selling, general and
   administrative...........     133,059,000              125,924,000        258,121,000           252,478,000
Interest expense............       3,585,000                3,296,000          6,842,000             6,824,000
                                ------------             ------------       ------------          ------------
                                 203,610,000              192,318,000        392,839,000           378,790,000
                                ============             ============       ============          ============

Income before income taxes        18,335,000               16,910,000         36,619,000            33,104,000

Income taxes................       4,457,000                4,116,000          9,594,000             8,375,000
                                ------------             ------------       ------------          ------------

Net income..................     $13,878,000              $12,794,000        $27,025,000           $24,729,000
                                ============             ============       ============          ============

Weighted average number of
   shares outstanding.......      22,891,752               22,846,406(1)      22,886,770            22,840,585(1)
                                ============             ============       ============          ============

Net income per share........     $      0.61             $       0.56(1)     $      1.18           $      1.08(1)
(Basic and diluted)

Cash dividends per share
   Class A common stock.....     $    0.3175             $     0 .315        $     0.635           $      0.63
   Class B common stock.....     $  0.110625             $      0 .11        $   0.22125           $      0.22



(1)  Restated to reflect 3% stock dividend declared in November 1998.


          See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  (UNAUDITED)


                                         THREE MONTHS ENDED                      SIX MONTHS ENDED

                                           SEPTEMBER 30,                          SEPTEMBER 30,

                                       1999            1998                1999                  1998
                                   ------------  -------------         ------------       -------------


Net income..................       $13,878,000     $12,794,000          $27,025,000        $24,729,000
Other comprehensive
   income (loss):
   Foreign currency
   translation adjustment *.        (4,200,000)      1,229,000          (19,550,000)        (4,450,000)

Unrealized holding (losses)
   gains on marketable
   securities, net of taxes.        (1,051,000)      2,162,000           (3,661,000)         2,318,000
                                   ------------   ------------         ------------       ------------

Other comprehensive
   income (loss)............        (5,251,000)      3,391,000          (23,211,000)        (2,132,000)
                                   ------------   ------------         ------------       ------------

Comprehensive income........      $  8,627,000     $16,185,000        $   3,814,000        $22,597,000
                                   ===========    ============        =============        ===========


   * The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.


              See notes to consolidated financial statements.

BLOCK DRUG COMPANY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       (UNAUDITED)

                                                                                    SIX MONTHS ENDED

                                                                                       SEPTEMBER 30

                                                                                  1999              1998
                                                                              ------------      ------------


CASH FLOW FROM CONTINUING OPERATING ACTIVITIES.........................       $ 36,541,000      $ 25,425,000

CASH FLOW FROM INVESTING ACTIVITIES:

   Proceeds from Product divestiture...................................         19,000,000
   Additions to Property, Plant and Equipment..........................        (17,293,000)      (18,543,000)
   Proceeds from Sales of Assets.......................................          1,343,000        31,790,000
   Proceeds from Sales of Securities...................................         18,683,000        94,940,000
   Purchase of Securities..............................................        (32,137,000)      (95,805,000)
   Decrease in  Marketable Securities..................................         18,098,000         5,148,000
   Payments for Products Acquired......................................        (50,586,000)      (24,915,000)
                                                                              ------------       -----------

Net Cash Used in Investing Activities..................................        (42,892,000)       (7,385,000)
                                                                              ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Dividends paid to Shareholders......................................        (11,054,000)      (10,620,000)
   Proceeds from Issuance of notes payable.............................                           50,000,000
   (Decrease) increase in long-term debt...............................         (2,660,000)                -
   Increase (decrease) in short-term debt..............................         36,573,000       (67,790,000)
                                                                              ------------       -----------

Net Cash (Used in ) Provided by Financing Activities...................         22,859,000       (28,410,000)
                                                                              ------------       -----------

Effect of Exchange Rate changes on Cash and Cash equivalents...........         (3,005,000)        1,167,000
                                                                              ------------       -----------

Increase (decrease) in Cash and Cash equivalents.......................         13,503,000        (9,203,000)

Cash and Cash equivalents Beginning of Period..........................         48,363,000        37,320,000
                                                                              ------------       -----------

Cash and Cash equivalents End of Period................................        $61,866,000       $28,117,000
                                                                              ============       ===========

SUPPLEMENTAL CASH FLOW DATA:

   Cash Paid during the Year:

     Interest..........................................................       $  6,819,000       $ 7,119,000
     Income taxes......................................................        $10,743,000       $ 2,882,000



              See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods.

     The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1999 Form 10-K.

2. Provision for certain expenses, including income taxes, media advertising, and consumer promotions, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying consolidated financial statements in proportion with the passage of time or with estimated annual sales or annual tax rates.

3.   Inventories by major classes were as follows:

                                     September 30, 1999           March 31, 1999
                                        (Unaudited)
     Raw and packaging materials        $ 42,931,000                $ 30,997,000

     Finished goods                      104,442,000                 104,950,000
                                       -------------                ------------
                                        $147,373,000                $135,947,000
                                       =============                ============

4. Under the provisions of SFAS No. 130 "Reporting Comprehensive Income", the Company has included a statement of Comprehensive Income in the accompanying financial statements. Comprehensive income is comprised primarily of net income, unrealized gain (loss) on marketable securities and foreign currency translation adjustments.

5. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which makes SFAS No. 133 effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the new statement on it's financial position, results of operations and disclosures for fiscal 2002.

6. During the quarter the Company acquired Chlorhexamed, a medicated mouth wash in Holland. In Latin America, the Company acquired Silidron and Espasmo Silidron, two anti-gas medicines sold in Brazil. In Korea, the Company acquired the balance of certain marketing rights to the Parodontax brand toothpaste. The aggregate amount spent on these product acquisitions was $50.6 million. Goodwill recorded in connection with these product acquisitions amounted to $50.0 million.

7. During the six month period ended September 30, 1999, the Company increased its net borrowings by $33.9 million primarily from lines of credit from various banks bearing interest at variable rates.

8. During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way public business enterprises report information about operating segments in reports to shareholders. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. At the end of fiscal 1999 the segments were divided into three geographic areas: United States; Europe, Africa, Middle East, and Latin America, Canada, Asia/Pacific. During the current period, the operations are divided into two geographic areas: Americas, covering USA, Canada and Latin America, and International, covering Europe, Asia/Pacific, Africa and Middle East. Prior year data has been restated for comparability purposes.

                                              Six Months ended September  30,

                                             1999                       1998
                                                     (in thousands)
                                          --------                    --------
     Net Sales

       Americas                           $205,954                    $202,576

       International                       209,809                     190,934
                                         ---------                    --------

       Total consolidated sales           $415,763                    $393,510
                                         =========                    ========

   Operating Income:

     Americas                             $ 28,633                    $ 30,339

     International                          28,116                      21,436
                                         ---------                   ---------
                                            56,749                      51,775

     General corporate expenses            (20,130)                    (18,671)
                                        ----------                  ----------
     Consolidated income before
     income taxes                        $  36,619                   $  33,104
                                        ==========                  ==========


9. In February 1997, the Company announced the consolidation of its manufacturing operations by planning to close six of its twelve production facilities in various parts of the world over a two year period. The worldwide manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72.5 million ($55.7 million net of tax), or $2.60 per share after taxes in fiscal 1997, of which 8.7 million remains as a current liability as of September 30, 1999.

      The following table displays a rollforward of the liabilities for the manufacturing restructuring from inception to September 30, 1999.

                                                             (Dollars in Thousands)
                                                                                                             Amount
             Original    Amounts               Amount                       Amount      Amount               Utilized
             Provision   Utilized   Remaining  Utilized          Remaining  Utilized    Reversed   Ending    for six     Ending *
             Fiscal      in Fiscal  Balance    in Fiscal         Balance    in Fiscal   in Fiscal  Balance   Months      Balance
Type Cost    1997        1997       3-31-97    1998      Other   3-31-98    1999        1999       3-31-99   Fiscal 2000 9-30-99

Employee     $15,454(a)         -   $15,454    $7,516)  ($3,300)  $ 4,638  ($2,637)     ($2,001)      -          -          -
severance
 and
related
costs

Plant         32,978(b)  ($24,468)    8,510         -    (8,510)        -        -            -       -           -         -
closing
 and
related
asset
write-offs

Re-engineering 7,184(c)    (7,184)        -         -         -         -        -            -       -           -         -

Contractual
obligations
and other     16,834(d)    (5,042)   11,792    (7,500)   11,110    15,402     (562)      (5,640)  $9,200     $ (500)   $8,700
             -------      --------   ------   -------    ------   -------  --------     -------   ------     ------    ------
             $72,450     ($36,694)  $35,756  ($15,016)    ($700)  $20,040  ($3,199)     ($7,641)  $9,200     $ (500)   $8,700

*The balance at the end of the quarter is classified as a current liability.

     (a) Represents severance costs for approximately 450 production employees at six facilities. Estimates were based on calculations derived by attorneys who considered the local labor laws at each location.
     (b) Represents estimated impairment losses on land and buildings to be sold ($15 million)and machinery and equipment to be disposed ($14 million). Also included is the estimate of site cleanup costs ($4 million). Estimates were based principally on appraisals from third-party appraisers.
     (c) Principally represents consulting costs, as well as limited training and maintenance costs, which were expensed during 1997.
     (d) Represents consulting and legal fees and other costs.

     As of September 30, 1999, the Company's remaining obligation of $8.7 million consists of its contractual obligation to produce a product for another entity at a plant that is scheduled for closure.

     Subsequent to the close of the quarter, the Company sold the remaining manufacturing facility at a price that is approximately equal to the net book value of the property. In connection with the sale, the Company will be relieved of its contractual obligation described above but will incur training costs and other expenses to move production equipment to an unrelated party's facility. Management anticipates that this sale should resolve all remaining contingencies associated with the restructuring reserve.

10. Subsequent to the close of the quarter, in U.K., the Company acquired Interdens a professional dental product. In Spain, the Company acquired Marie Yvonne a depilatory brand. The aggregate amount spent on these acquisitions was $4.2 million, the majority of which is considered goodwill.

11.  Legal Proceedings:

     The company is involved in various routine ligation incidental to its continuing and discontinued operations. While the significance of these matters cannot be fully assessed at this time, management, on advice of counsel, does not believe that any liability that may arise from these proceedings will have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.


BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results:

         Consolidated worldwide sales were $214.9 million in the second quarter and $415.8 million for the first 6 months of fiscal year 2000, increases of 5.3% and 5.7% respectively over the comparable prior year periods. In the first quarter the company sold the Lava brand hand soap and during the fiscal year ended March 31, 1999 the company had sold three of its household products brands. Excluding the effects of the divestitures and the stronger US dollar, consolidated sales were $220.2 million in the second quarter and $423.8 million for the first six months of the year, increases of 11.2% and 11.4%, respectively over the prior year periods.

         Our operations are divided into two divisions: the Americas Division covering markets in North and South America and the International Division, covering Europe, Asia/Pacific, Africa and the Middle East.

         Sales of $107.9 million for the Americas Division in the quarter were flat with last year. Total US Division sales of $87.5 million were up by 1%. Excluding the household products divestiture the quarter growth in the US would have been +5%. The sales growth was primarily due to Sensodyne toothpaste for sensitive teeth, Polident denture cleansers, BC Headache Powders, Balmex Diaper Rash Ointment and our newly introduced product Atridox. Sales of $11.7 million in Latin America were down by 8% in the quarter mainly due to the devaluation which took place in Brazil earlier this year and the recessive economies in Argentina and Colombia, partially offset by exceptionally strong sales growth in Mexico. If not for the divestiture of Household Products Latin America sales would have shown an increase of 8% over last year. Sales in Canada of $8.7 million were up by 6% for the quarter led by Polident, Poli-Grip, Sensodyne and Nytol.

         Total International Division sales of $111.0 million in the second quarter increased by 11% over last year. European sales of $90.1 million led the growth with a 12% increase fueled by strong sales of Polident and Corega denture cleansers and Sensodyne and Parodontax toothpastes.

         Group revenues were further enhanced by sales from recent acquisitions such as Strep, Pilca, Agevit and Chlorhexamed. Total Asia/Pacific sales of $20.9 million for the quarter were flat with last year. Australia and Japan sales were soft while Korea, Thailand and New Zealand showed improvement.

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results: (Cont'd)

         Interest, dividends and other income of  $ 13.7 million decreased by
25.5 % compared to the first six months of the prior year income of $18.4 million. The decrease was primarily due to prior year income which included gain on the sale of Household products and a reversal of restructuring and re-engineering reserves.

         The cost of goods sold percentage to sales was 30.8 % and 30.4 % in the first six months of the current and prior year, respectively. The cost of goods sold for the Americas Division was 32 % for the first six months of the current year compared to 30.7 % for the first six months of prior year. The cost of goods sold for International Division was 29.6 % for the first six months of the current year compared to 30.0 % for the first six months of prior year. The change in the cost of goods sold was primarily due to changes in product mix.

          Selling, general  and administrative expenses represented 62.1% and
64.2 % of sales for the first six months of current year and prior year, respectively. The major portion is related to advertising and promotional activities. These expenses consists of major spending programs to meet significant competition and build brand equities. Selling, general and administrative expense percentage to sales declined during the current six months primarily due to exchange gains in Brazil during the first quarter, partially offset by increased advertising expenses.

         Interest expense was slightly higher in the first six months of the current year compared to first six months of prior year, primarily due to an increase in the average debt outstanding resulting from additional financing obtained for product acquisitions.

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

         Additionally, the Company is exposed to the risks that the results of operations of its foreign affiliates may translate to lower than expected net income for inclusion in the Company's consolidated results.

         Interest rate cap agreements and foreign currency options are the only types of derivatives used by the Company for risk management. The costs and benefits derived from the interest rate caps are taken into income over the terms of the respective agreements.

         The Company purchased additional interest rate caps during this period to protect against increases in the cost of servicing Euro 100 Million of Euro denominated variable rate debt. These agreements over a period of five years, protecting against the 90 day Euribor rate exceeding 4.5% during the first two years and 5.5% during the next three years. The cost of the agreements is being paid in quarterly installments over their term and these costs are taken into expense when paid.

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

         Consolidated operating income increased 9.6%. Americas income decreased 5.6% and International income increased 31.2 %. The decrease in the Americas Division was primarily due to divestiture of Household product brands. The growth in the International division was primarily due to improved gross margins along with a reduction in S,G&A as a percentage of sales.

         Due to the above factors, income before taxes was 8.8 % of sales during the six months ended September 30, 1999 as compared to 8.4 % during the six months ended September 30, 1998.

         The effective income tax rates of 26.2% and 25.3 % for the six months ended September 30, 1999 and 1998, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland. The increase in the tax rate was primarily due to increased income in higher taxed jurisdictions.

         It is difficult to predict future exchange rate movement. If exchange rates would continue at current levels, management does not anticipate any major material effects on the Company's future financial condition or liquidity.

         In February 1997, the Company announced the consolidation of its manufacturing operations by planning to close six of its twelve production facilities in various parts of the world over a two year period. The worldwide manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72.5 million ( $55.7 million net of tax), or $2.60 per share after taxes in fiscal 1997. As of September 30,1999, the Company's remaining obligation of $8.7 million consists of its contractual obligation to produce a product for another entity. (See Note 9).

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results: (Cont'd)

          Subsequent to the close of the quarter, the Company sold the remaining manufacturing facility at a price that is approximately equal to the net book value of the property. In connection with the sale, the Company will be relieved of its contractual obligation described above but will incur training costs and other expenses to move production equipment to an unrelated party's facility. Management anticipates that this sale should resolve all remaining contingencies associated with the restructuring reserve.

         During the quarter the Company acquired Chlorhexamed, a medicated mouth wash in Holland. In Latin America, the Company acquired Silidron and Espasmo Silidron, two anti-gas medicines sold in Brazil. In Korea, the Company acquired the balance of certain marketing rights to the Parodontax brand toothpaste. The aggregate amount spent on these acquisitions was $50.6 million. Goodwill recorded in connection with these acquisitions amounted to $50.0 million.

         Subsequent to the close of the quarter, in U.K., the Company acquired Interdens a professional dental product. In Spain, the Company acquired Marie Yvonne a depilatory brand. The aggregate amount spent on these acquisitions was $4.2 million, the majority of which is considered goodwill.

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

         The first component of the Y2K compliance program is to identify the internal Business Systems of the Company and its operating subsidiaries that are susceptible to system failures or processing errors as a result of the Y2K problem. This effort is substantially complete with all operating subsidiaries having identified the Business Systems that may require remediation or replacement and established priorities for repair or replacement.Those Business Systems considered most critical to continuing operations are being given the highest priority.

         The second component of the Y2K compliance program involves the actual remediation and replacement of Business Systems. The Company and its operating subsidiaries are using both internal and external resources to complete this process. The Business Systems ranked highest in

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

YEAR 2000: (Cont'd)

priority have either been remediated, replaced or scheduled for remediation or replacement. Business Systems previously earmarked for retirement and replacement without regard to the Y2K problem have been evaluated for early replacement with Y2K compliant systems or programs or, in the alternative, remediation. The Company is in the process of implementing Y2K compliant software/hardware wherever needed in the US as well as fixing or replacing hardware and software where warranted, with Y2K compliant solutions in our Affiliates. The Company completed all remediation and replacement of its U.S. based internal Business Systems in March 1999. The final testing and certification for Y2K readiness of all mission critical systems have been completed, and the contingency plans are in the final stages of completion.

         As part of the Y2K compliance program, significant service providers, vendors, suppliers, customers and government entities that are believed to be critical to business operations after January 1, 2000, ("Key Business Partners") have been identified and contacted through questionnaires, interviews or on-site visits to ascertain their stage of Y2K readiness. Where ever we have electronic or computer to computer communications with Key Partners, we plan to jointly test these interfaces. In conjunction with this effort, key government agencies and utilities upon which the Company and its subsidiaries rely are being approached on a worldwide basis to identify their level of Y2K preparedness. In many cases these entities, particularly those outside
North America, have a lower level of Y2K readiness.

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

         Concurrently, with the Y2K readiness measures described above, the Company and its operating subsidiaries have developed contingency plans intended to mitigate the disruption in business operations that may result from Y2K problems. Contingency plans include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply, adjusting facility shut-down and start-up schedules and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

YEAR 2000: (Cont'd)

         The Company estimates that expenses will reach a total of about $17.5 million to address its Y2K effort as well as other business information requirements. To date, the Company has spent approximately $16.6 million. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being completed.

         The Company's Y2K compliance program is an ongoing process. Therefore, the estimates of costs and completion dates for various components of the Y2K compliance program are subject to change. The Company is, however, making every effort to ensure that costs are forecasted as accurately as possible and scheduled completion dates are achieved.

         The estimates and conclusions herein contain forward-looking statements and are based on managements best estimates of future events. The risks to completing the plan include the availability of resources at specific facilities and the ability of suppliers to bring their systems into Year 2000 compliance.

Euro Currency Adoption

         As result of the European Economic and Monetary Union, a single currency (the "Euro") will replace the national currencies of many of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999, with the participating national currencies scheduled to be removed from circulation between January 1, and June 30, 2002, and replaced by Euro notes and coinage. During the transition period from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euros or the participating country's national currency. Euro conversion did not have a material negative impact on operations in fiscal 2000. All affiliates can operate within the Euro market.

         We are currently upgrading our computer systems so that we can operate more efficiently within the Euro market in fiscal 2000.

Financial Condition

         Cash and cash equivalents increased for the six month period ended September 30,1999 to $61.9 million from $48.4 million at year-end
March 31, 1999. The increases resulted primarily from an increase in short-term debt and proceeds from the divestiture of Lava soap and the sale of Canadian property partially offset by payments made to acquire new products and by an increase in inventory.

         In the prior year six months cash and cash equivalents decreased to $28.1 million from $37.3 million at year-end March 31, 1998. The decrease resulted primarily from decreases in accounts payable and in short-term debt partially offset by the issuance of long term debt and proceeds from the sale of assets.

Quantitative and Qualitative Disclosures about Market Risk

         Refer to the market risk and sensitivity analysis in the Management's Discussion and Analysis section of the Company's 1999 Annual Report and
Form 10-K.

New Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS
No. 133," which makes SFAS No. 133 effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the new statement on it's financial position, results of operations and disclosures for fiscal 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

        The company is involved in various routine ligation incidental to its continuing and discontinued operations. While the significance of these matters cannot be fully assessed at this time, management, on advice of counsel, does not believe that any liability that may arise from these proceedings will have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.


Item 6.    Exhibits and Reports on Form 8K

           (a)  The exhibits filed as part of this report are listed below:

                           Exhibit No.                      Description
                               27                    Financial Data Schedule

           (b)  Reports on Form 8K

                There were no reports on Form 8K for the three months ended September 30, 1999.



                                        Signatures

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BLOCK DRUG COMPANY, INC.
                                       (Registrant)






November 15, 1999                   PETER ANDERSON
DATE                                Peter Anderson
                                    Senior Vice President &
                                    Chief Financial Officer