Form 10-Q
period 1999-12-31
BLOCK DRUG CO INC
filed 2000-02-14
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549
                         FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

   For the Three Months ended December 31, 1999 Commission File No. 0-6436

                       BLOCK DRUG COMPANY, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


New Jersey                                                22-1375645
(STATE OR OTHER JURISDICTION
 OF INCORPORATION OR ORGANIZATION)          (I.R.S. Employer Identification No.)

257 Cornelison Avenue, Jersey City, New Jersey                 07302-9988
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (201) 434-3000



Indicate by check mark whether Registrant (1) has filed all Commission reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant is required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.



               (CLASS)                    (OUTSTANDING AT DECEMBER 31, 1999)
       Common Stock - Class A                         14,356,000
       Common Stock - Class B                          8,419,000

                            BLOCK DRUG COMPANY, INC.

                              INDEX TO FORM 10-Q
                               DECEMBER 31, 1999

Part I. Financial Information - Unaudited                           Page No.

        Consolidated Balance Sheets - December 31, 1999 and             3
        March 31, 1999

        Consolidated Statements of Income for the three and nine        4
        months ended December 31, 1999 and 1998

        Consolidated Statements of Comprehensive                        5
        Income for the three and nine months ended
        December 31, 1999 and 1998.

        Condensed Consolidated Statements of Cash Flows                 6
        for the nine months ended December 31, 1999 and 1998

        Notes to Unaudited Consolidated Financial Statements         7-11

        Management's Discussion and Analysis of                     12-17
        Operating Results and Financial Condition

Part II.Other Information                                              18

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)

ASSETS                                                                             12/31/99            03/31/99

Current Assets:
   Cash and cash equivalents...........................................         $  54,213,000     $   48,363,000
   Marketable securities, at market....................................            24,401,000         29,994,000
   Accounts receivable, less allowances of $4,509,000 (12/31/99) and
     $4,750,000 (3/31/99)..............................................           149,477,000        153,470,000
   Inventory ..........................................................           146,517,000        135,947,000
   Other current assets................................................            51,980,000         41,867,000
                                                                                -------------       ------------

       Total current Assets............................................           426,588,000        409,641,000
                                                                                -------------       ------------

   Property, plant and equipment, less accumulated
     depreciation of $140,956,000 (12/31/99)
     and $135,261,000 (3/31/99)........................................           237,999,000        252,270,000
   Long-term securities, at market.....................................           258,566,000        257,082,000
   Goodwill and other intangible assets - net of amortization..........           266,604,000        239,818,000
   Other assets........................................................            10,098,000          7,952,000
                                                                                -------------      -------------

       Total Assets....................................................        $1,199,855,000    $ 1,166,763,000
                                                                               ==============   ================

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:

   Notes and bonds payable.............................................         $ 174,107,000     $  143,740,000
   Accounts payable & accrued expenses.................................           184,090,000        185,270,000
   Income taxes payable................................................            13,324,000         13,532,000
   Dividends payable...................................................             5,563,000          5,521,000
                                                                                -------------       ------------

       Total Current Liabilities.......................................           377,084,000        348,063,000
                                                                                -------------       ------------

   Notes and bonds payable.............................................           100,000,000        107,012,000
   Deferred compensation and other liabilities.........................            21,333,000         19,648,000
   Deferred income taxes...............................................            14,850,000          8,155,000
                                                                                -------------      -------------

       Total Liabilities...............................................           513,267,000        482,878,000
                                                                                -------------      -------------

Shareholders' Equity:

   Class A common stock, non-voting, par
      value $.10-20,000,000 shares authorized,
     14,356,000 (12/31/99) and 14,456,000
     (3/31/99) shares issued and outstanding...........................             1,436,000          1,445,000
   Class A common stock dividend distributable.........................                43,000
   Class B common stock par value $.10-
     40,000,000 shares authorized, 8,419,000
       shares issued and outstanding...................................               842,000            842,000
   Class B common stock dividend distributable.........................                25,000
   Capital in excess of par value......................................           327,253,000        306,433,000
   Retained earnings...................................................           385,556,000        384,952,000
   Cumulative other comprehensive loss.................................           (28,567,000)        (9,787,000)
                                                                                -------------     --------------

     Total Shareholders' Equity........................................           686,588,000        683,885,000
                                                                                -------------     --------------

     Total Liabilities & Shareholder's Equity..........................        $1,199,855,000     $1,166,763,000
                                                                               ==============     ==============

               See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                  (UNAUDITED)

                                        THREE MONTHS ENDED                            NINE MONTHS ENDED

                                            DECEMBER 31                                 DECEMBER 31,

                                      1999                   1998               1999                  1998
                                 ------------           -------------     --------------         -------------

Revenues:

Net sales...................    $209,461,000             $194,485,000       $625,224,000          $587,995,000
Interest, dividends
   and other income.........       8,596,000                9,857,000         22,291,000            24,274,000
                                ------------             ------------       ------------          ------------
                                 218,057,000              204,342,000        647,515,000           612,269,000
                                ------------             ============       ============          ============

Cost and expenses:

Cost of goods sold..........      68,921,000               69,796,000        196,797,000           189,284,000
Selling, general and
   administrative...........     134,981,000              113,121,000        393,102,000           365,599,000
Interest expense............       3,680,000                3,786,000         10,522,000            10,610,000
Manufacturing restructuring
   and re-engineering credits     (8,577,000)                   -             (8,577,000)           (3,967,000)
                                ------------            -------------       ------------          ------------

                                 199,005,000              186,703,000        591,844,000           561,526,000
                                ============            =============       ============          ============

Income before income taxes..      19,052,000               17,639,000         55,671,000            50,743,000

Income taxes................       5,437,000                5,326,000         15,031,000            13,701,000
                                ------------            -------------       ------------          ------------

Net income..................     $13,615,000              $12,313,000        $40,640,000           $37,042,000
                                ============             ============       ============          ============

Average number of common
   shares outstanding.......      23,539,080(1)            23,545,064(1)      23,561,943(1)         23,532,223(1)
                                ============             ============       ============          ============

Net income per share
   basic & diluted..........    $       0.57(1)      $           0.52(1)    $       1.72(1)    $          1.57(1)


Cash dividends per share
   Class A common stock.....    $       0.32         $           0 .3175    $     0.9550       $          0.9475
   Class B common stock.....    $       0.11125      $           0 .110625  $     0.3325       $          0.330625



(1)  Restated to reflect a 3% stock dividend declared in October 1999.



          See notes to consolidated financial statements.

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  (UNAUDITED)

                                      THREE MONTHS ENDED                            NINE MONTHS ENDED

                                           DECEMBER 31,                                 DECEMBER 31,

                                       1999                    1998                1999                  1998
                                 ---------------          ---------------    ---------------       ---------------

Net income..................       $13,615,000              $12,313,000        $40,640,000           $37,042,000
                                   -----------              -----------        -----------           -----------
Other comprehensive
   income (loss):
   Foreign currency
   translation adjustment *.         6,638,000                8,835,000        (12,912,000)            4,385,000

Unrealized holding (losses)
   gains on marketable
   securities, net of taxes.        (2,207,000)                  12,000         (5,868,000)            2,330,000
                                --------------            -------------     --------------         -------------

Other comprehensive
   income (loss)............         4,431,000                8,847,000        (18,780,000)            6,715,000
                                --------------            -------------     --------------         -------------

Comprehensive income........       $18,046,000              $21,160,000       $ 21,860,000           $43,757,000
                                ==============            =============     ==============         =============



   * The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.


               See notes to consolidated financial statements.

BLOCK DRUG COMPANY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (UNAUDITED)

                                                                                    NINE MONTHS ENDED

                                                                                        DECEMBER 31,

                                                                                  1999              1998
                                                                              ------------      ------------

CASH FLOW FROM CONTINUING OPERATING ACTIVITIES.........................       $ 54,834,000      $ 60,894,000

CASH FLOW FROM INVESTING ACTIVITIES:

   Proceeds from Product divestiture...................................         19,000,000         -
   Additions to Property, Plant and Equipment..........................        (23,202,000)      (27,179,000)
   Proceeds from Sales of Assets.......................................         10,964,000        31,790,000
   Proceeds from Sales of Securities...................................         25,827,000       101,963,000
   Purchase of Securities..............................................        (46,679,000)     (106,132,000)
   Decrease (Increase) in  Marketable Securities.......................         17,979,000           (59,000)
   Payments for Products Acquired......................................        (54,511,000)      (26,428,000)
                                                                             -------------    --------------

Net Cash Used in Investing Activities..................................        (50,622,000)      (26,045,000)
                                                                             -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Issuance of notes payable.............................            -              50,000,000
   Dividends paid to Shareholders......................................        (16,617,000)      (15,972,000)
   Payments of Notes Payable...........................................         (7,110,000)       (2,370,000)
   Common Shares Repurchased...........................................         (3,142,000)             -
   Increase (decrease) in short-term debt..............................         30,465,000       (72,634,000)
                                                                             -------------     -------------

Net Cash Provided by (Used in ) Financing Activities...................          3,596,000       (40,976,000)
                                                                            --------------     -------------

Effect of Exchange Rate changes on Cash and Cash equivalents...........         (1,958,000)         (776,000)
                                                                            --------------     -------------

Increase (decrease) in Cash and Cash equivalents.......................          5,850,000        (6,903,000)

Cash and Cash equivalents Beginning of Period..........................         48,363,000        37,320,000
                                                                              ------------     -------------

Cash and Cash equivalents End of Period................................        $54,213,000       $30,417,000
                                                                              ============       ===========

SUPPLEMENTAL CASH FLOW DATA:

   Cash paid during the period:

     Interest..........................................................        $15,752,000      $  9,962,000
     Income taxes......................................................        $ 8,766,000      $  9,179,000

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING AND INVESTING ACTIVITIES

   3% Stock Dividend...................................................        $23,419,000       $25,222,000


         See notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements reflect all normal recurring adjustments, except for the manufacturing restructuring and re-engineering credit, which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

3. Inventories by major classes were as follows:

                                       December 31, 1999          March 31, 1999
                                       -----------------          --------------
                                          (Unaudited)
     Raw and packaging materials         $ 42,875,000              $ 30,997,000

     Finished goods                       103,642,000               104,950,000
                                        -------------             -------------

                                         $146,517,000              $135,947,000
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


6. During the nine month period ending December 31, 1999 the Company acquired Chlorhexamed, a medicated mouth wash in Holland. In Latin America, the Company acquired Silidron and Espasmo Silidron, two anti-gas medicines sold in Brazil and Pelo Libre line of pediculicides in Argentina. In the UK, the Company acquired the Louis Marcel, a deplitory brand, and Interdens, a professional dental product. In Spain, the Company acquired Marie Yvonne, a depilatory brand. The aggregate amount spent on these acquisitions was $54.5 million. Goodwill recorded in connection with these product acquisitions amounted to $53.9 million.

7. During the nine month period ended December 31, 1999, the Company increased its net borrowings by $23.4 million primarily from lines of credit from various banks bearing interest at variable rates.

8. During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way public business enterprises report information about operating segments in reports to shareholders. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. At the end of fiscal 1999 the segments were divided into three geographic areas: United States; Europe, Africa, Middle East, and Latin America, Canada, Asia/Pacific. During the current period, the operations are divided into two geographic areas: Americas, covering USA, Canada and Latin America, and International, covering Europe, Asia/Pacific, Africa and Middle East. Prior year data has been restated for comparability purposes.
                                                  Nine Months ended December 31,

                                                 1999                    1998
                                                 ----                    ----
                                                         (in thousands)
                                                         --------------
     Net Sales

       Americas                                $304,354                $304,038

       International                            320,870                 283,957
                                               --------                --------

       Total consolidated sales                $625,224                $587,995
                                               ========                ========

   Operating Income:

     Americas                                  $ 45,795                $ 49,948

     International                               39,490                  26,577
                                              ---------              ----------

                                                 85,285                  76,525

     General corporate expenses                 (29,614)                (25,782)
                                           ------------            ------------

     Consolidated income before income taxes   $ 55,671                $ 50,743
                                               ========                ========

9. In February 1997, the Company announced the consolidation of its manufacturing operations by planning to close six of its twelve production facilities in various parts of the world over a two year period. The worldwide manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72.5 million ($55.7 million net of tax), or $2.60 per share after taxes in fiscal 1997. The program was completed during the quarter resulting in an excess amount of $8.6 million due to early termination of the contractual obligations to produce a product for another entity as a result of the sale of production facility. Accordingly, the Company recorded a restructuring credit of $8.6 million in its statement of income for the quarter ended December 31, 1999. As of December 31, 1998, the Company identified an excess amount of approximately $4 million due to favorable experiences in calculating final severance payments and settlement of post-closing adjustments in connection with the sale of one its production facilities. Consequently, the Company recorded a restructuring credit of approximately $4 million in its income statement for the period ended December 31, 1998.

     The following table displays a roll forward of the liabilities for the manufacturing restructuring from inception to December 31, 1999.

                                                 (Dollars in Thousands)
                  Original          Amount                           Amount
                  Provision         Utilized       Remaining         Utilized                     Remaining
                   Fiscal           in Fiscal       Balance          in Fiscal                     Balance
Type Cost            1997              1997         3-31-97            1998          Other         3-31-98
---------         ---------         ---------      ---------         --------        -----       ----------

Employee          $15,454(a)            -           $15,454          ($7,516)      ($3,300)       $  4,638
severance
 and
related
costs

Plant              32,978(b)        ($24,468)         8,510              -          (8,510)           -
closing
 and
related
asset
write-offs

Re-engineering      7,184(c)         (7,184)             -               -              -             -

Contractual
obligations
and other          16,834(d)         (5,042)        11,792            (7,500)        11,110         15,402
                  --------         --------       --------            ---------      ------       --------
                  $72,450          ($36,694)       $35,756          ($15,016)         ($700)       $20,040
                  =======          ========        =======          ========         ======        =======



NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

                                                 (Dollars in Thousands)
                                                                   Amount
                  Amount           Amount                          Utilized       Amount
                  Utilized         Reversed         Ending         for Nine       Reversed     Remaining
                  in Fiscal        in Fiscal        Balance        Months         in Fiscal    Balance
Type Cost            1999              1999         3-31-99        Fiscal 2000    2000         12-31-99
---------         ---------        ---------      ---------       ------------   ----------    ---------

Employee          ($ 2,637)        ($2,001)           -                 -            -             -
severance
 and
related
costs

Plant                  -              -               -                 -            -             -
closing
 and
related
asset
write-offs

Re-engineering         -               -              -                 -            -             -

Contractual
obligations
and other             (562)         (5,640)         $9,200            ($623)       ($8,577)        0
                    -------        -------          ------           ------        -------         -
                   ($3,199)        ($7,641)         $9,200            ($623)       ($8,577)        0
                   =======         =======          ======           ======        =======         =

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

     As of December 31, 1999 the  Company  has  completed   the   manufacturing
     restructuring and re-engineering program including the termination of contractual obligations to produce a product for another entity.

     During the third quarter, the Company sold the remaining manufacturing facility at a price that is approximately equal to the net book value of the property and incurred training costs and other expenses to move production equipment to an unrelated party's facility.

10. Stockholder's Equity:

On December 7, 1999, the Company announced that it may repurchase up to 500,000 shares of its Class A common stock on the open market or in privately negotiated transactions depending on market conditions and other factors. As of December 31, 1999 the Company has repurchased and retired 118,363 Class A shares which represent 0.8% of total outstanding Class A shares. To date, the Company has repurchased 370,276 Class A shares at an average price of $28.02.

11.    Earning Per Share:

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due primarily to the dilutive effect of outstanding stock options. Stock options for 26,411 and 261,021 shares were not included in the computation of diluted earnings per share for the quarter and nine months ended December 31, 1999, respectively, because the exercise prices were greater than the average market price of the common stock.

12.    Legal Proceedings:

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

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results:

     Consolidated worldwide sales were $209.5 million in the third quarter and $625.2 million for the nine months ended December 31, 1999, increases of 7.7% and 6.3% respectively over the comparable prior year periods. In the first quarter the company sold the Lava brand hand soap and during the fiscal year ended March 31, 1999 the company had sold three of its household products brands. Excluding the effects of these divestitures and the stronger US dollar, consolidated sales were $214.0 million in the third quarter and $637.8 million for the nine months of the year, increases of 11.1% and 11.3%, respectively over the prior year periods.

     Our operations are divided into two divisions: the Americas Division covering markets in North and South America and the International Division, covering Europe, Asia/Pacific, Africa and the Middle East.

     The Americas Division reported third quarter sales of $98.4 million, 3 % lower than the prior year's results of $101.5 million. Sales for the nine month period were flat vs. the prior year. Total US Division sales were $75.4 million for the third quarter, 5.6 % lower than the prior year comparable period. Sales in the US of $ 243.1 million for the nine months were 2.4 % higher than the prior year comparable period. Excluding the household products divestitures, growth in the US would have been 6.1 % higher for the nine month period.

     In the third quarter, despite the fact that the U.S. sales were lower, the brands with the positive sales growth were Sensodyne toothpaste, analgesic brand, Balmex diaper rash ointment and Atridox periodontal disease treatment.

     Latin America third quarter sales of $13.0 million were flat compared to the prior year, despite the negative impact of currency weakness in Brazil and economic softness in Argentina. Sales in Canada grew 16.1 % in the third quarter, primarily due to increased sales of pediculicides, denture cleansers and adhesives.

     For the nine month period, Latin America sales were lower by 12.5% primarily due to currency devaluation in Brazil and weak economy in Argentina, partially offset by strong sales growth of 42% in Mexico.
Excluding the effects of the divestitures and the stronger US Dollar, total Latin America sales would have shown a year-to-date increase of 27.7 %.

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results: (Cont'd)

     Total International Division sales of $111.1 million for the third quarter increased 19.4 % over last year. Both Asia and Europe were contributors to this growth. Sales of $27.0 million and $84.1 million for the third quarter for the Asia and Europe Groups respectively, increased 77 % and 8%, over the prior year. Asia/Pacific sales growth was primarily due to the introduction of Parodontax toothpaste in Korea, strong sales of Polident denture cleanser in Japan, a stronger Japanese yen during the year and Sensodyne sales in Australia. The leading contributors to sales growth in Europe were denture cleansers in Germany, Sensodyne toothpaste in France and Parodontax toothpaste in Holland.

     Interest, dividends and other income of $ 22.3 million decreased by 8.2% compared to nine months of the prior year income of $24.3 million. The decrease was primarily due to prior year income which included a gain on the sale of Household products during the first quarter ended June 30, 1998.

     The cost of goods sold percentage to sales was 31.5% and 32.2% in the nine months of the current and prior year, respectively. The cost of goods sold for the Americas Division was 33.8% for the nine months of the current year compared to 32.7 % for the prior year period. The cost of goods sold for International Division was 29.3% for the nine months of the current year compared to 31.7% for the prior year period. The change in the cost of goods sold was primarily due to changes in product mix.

      Selling, general and administrative expenses represented 62.9% and 62.2% of sales for the nine months of current year and prior year, respectively. The major portion is related to advertising and promotional activities. These expenses consist of major spending programs to meet significant competition and build brand equities.

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

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results: (Cont'd)

     Interest rate cap agreements and foreign currency options are the only types of derivatives used by the Company for risk management. The costs and benefits derived from the interest rate caps are taken into income over the terms of the respective agreements. Subsequent to the end of the quarter, the Company entered into currency option contracts that will protect against the average exchange rate of certain currencies declining against the dollar during fiscal 2001 below budgeted exchange rates. The Company also entered into contracts that protect against significant declines in the average exchange rates of selected currencies against the dollar in fiscal 2002 vs. fiscal 2001. All of these contracts take the form of "zero cost" collars.

     The Company purchased additional interest rate caps in the second quarter to protect against increases in the cost of servicing Euros 100 Million of Euro denominated variable rate debt. These agreements cover a period of five years, protecting against the 90 day Euribor rate exceeding 4.5% during the first two years and 5.5% during the next three years. The cost of the agreements is being paid in quarterly installments over their term and these costs are expensed as incurred.

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

     It is difficult to predict future exchange rate movement. If exchange rates would continue at current levels, management does not anticipate any material effects on the Company's future financial condition, operating results or liquidity.

     Consolidated operating income increased 11.4% for the nine months ended December 31, 1999. Americas operating income decreased 8.3% and International operating income increased 48.6 %. The decrease in the Americas Division was primarily due to divestiture of Household product brands. The growth in the International division was primarily due to improved gross margins along with a reduction in S,G&A as a percentage of sales.

     Due to the above factors, income before taxes was 8.9 % of sales during the nine months period ended December 31, 1999 as compared to 8.6 % during the prior year.

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results: (Cont'd)

     The effective income tax rate of 27.0% for the nine months ended December 31, 1999 and 1998 reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

     In  February  1997,  the  Company   announced  the   consolidation  of  its
manufacturing operations by planning to close six of its twelve production facilities in various parts of the world over a two year period. The worldwide manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72.5 million ( $55.7 million net of tax), or $2.60 per share after taxes in fiscal 1997. During the quarter, the Company sold the remaining plants
and   was  released from the contractual  agreement to manufacture a product for another Company. The program was completed during the quarter resulting in an excess amount of $8.6 million due to early termination of its contractual obligations to produce a product for another entity. Therefore, the Company recorded a restructuring credit of $8.6 million in its statement of income for the quarter ended December 31, 1999. As of December 31, 1998, the Company identified an excess amount of approximately $4 million due to favorable
experiences in calculating final  severance   payments  and  settlement  of
post-closing adjustments in connection with the sale of one its production facilities.Consequently, the Company recorded a restructuring credit of approximately $4 million in its income statement for the period ended December 31, 1998. (See Note 9).

     During the nine month period ending December 31, 1999 the Company acquired Chlorhexamed, a medicated mouth wash in Holland. In Latin America, the Company acquired Silidron and Espasmo Silidron, two anti-gas medicines sold in Brazil and Pelo Libre line of pediculicides in Argentina. In the UK, the Company acquired the Louis Marcel, a deplitory brand, and Interdens, a professional dental product. In Spain, the Company acquired Marie Yvonne, a depilatory brand. The aggregate amount spent on these acquisitions was $54.5 million. Goodwill recorded in connection with these product acquisitions amounted to $53.9 million.

YEAR 2000

     The Company and each of its operating subsidiaries have concluded their Y2K compliance readiness program with the objective of having all of their significant Business Systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Y2K problem before January 1, 2000.

     Since transitioning into the year 2000, the Company has not experienced any major disruptions to its business nor has it experienced any Y2K related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories at calendar year end. The Company will continue monitoring its critical systems but does not anticipate any significant impact due to Y2K exposure.

     The Company estimated that costs would reach a total of about $17.5 million to address its Y2K effort as well as other business information requirements. The Company accomplished its goals within the estimated $17.5 million.

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results: (Cont'd)
Euro Currency Adoption

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

Financial Condition

     Cash increased for the nine month period ended December 31, 1999 to $54.2 million from $48.4 million at year-end March 31, 1999. The increase resulted primarily from an increase in short-term debt and proceeds from the divestiture of Lava soap and the sale of properties taken out of service as a result of the Company's recently completed Production Optimization Project. The increase was mostly offset by additions to Property, Plant and Equipment and Payments for Products acquired and an increase in inventories.

     In the prior year nine months cash decreased to $30.4 million from $37.3 million at year-end March 31, 1998. The decrease resulted primarily from a decrease in short-term debt, and additions to Property Plant and Equipment and Payments for products acquired partially offset by the issuance of long-term debt and proceeds from the sale of assets.

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

BLOCK DRUG COMPANY, INC. & SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results: (Cont'd)
Forward-looking Statements

     Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievement of the company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition, to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, competitive pricing for the company's products; the success of new initiatives, acquisitions and ongoing cost reduction efforts; changes in raw materials, energy and other costs; impact of Year 2000 issues; unanticipated manufacturing disruptions; fluctuations in demand and changes in production capacities; changes to economic growth in the U.S. and international economies, especially in Asia and Brazil; stability of financial markets; governmental policies and regulations, including but not limited to those affecting the environment and the tobacco industry; restrictions on trade; interest rates and currency movements.

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

 Item 6.   Exhibits and Reports on Form 8K

           (a) The exhibits filed as part of this report are listed below:

                     Exhibit No.                      Description
                         27                    Financial Data Schedule

           (b) Reports on Form 8K

               There were no reports on Form 8K for the three months ended December 31, 1999.



                                                    Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BLOCK DRUG COMPANY, INC.
                                                    (Registrant)









February 14, 2000                           PETER ANDERSON
DATE                                        Peter Anderson
                                            Senior Vice President &
                                            Chief Financial Officer