Form 10-K
period 2000-03-31
BLOCK DRUG CO INC
filed 2000-06-29
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2000 Commission File No. 0-6436

                            BLOCK DRUG COMPANY, INC.
             (Exact name of registrant as specified in its charter)


 New Jersey                                               22-1375645
(State or other jurisdiction of
 incorporation or organization)              I.R.S. Employer Identification No.)

257 Cornelison Avenue, Jersey City, New Jersey             07302-9988
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       (201) 434-3000

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of each exchange on which registered
      None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock - $.10 par value
                                (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No _

As of June 6, 2000, nonaffiliates held no voting shares of the Registrant; therefore, the aggregate market value of voting shares held by nonaffiliates is zero. As of June 6, 2000, the aggregate market value of non- voting shares held by nonaffiliates was $187,050,000. For purposes of this Form 10-K, nonaffiliates are all holders of non-voting stock other than directors, officers and members of the Block family.

As of June 6, 2000 there were 14,538,070 shares of Class A Common Stock and 8,671,372 shares of Class B Common Stock of Registrant outstanding.

Documents incorporated by reference: None
Number of pages contained within this document: 70
Exhibit Index can be found on page 57

                                                      PART I
Item 1.  Business

GENERAL

Block Drug Company, Inc. (the "Company") is a worldwide manufacturer and marketer of denture care products, oral health care products, consumer over-the-counter medicines, health and beauty aids and professional dental products.

Approximately 61% of the Company's net sales are derived from non-U.S. markets, including but not limited to the U.K., Germany, Japan, Italy, France, Canada, Brazil, Holland, Argentina, Austria, Spain, Mexico, Australia and Belgium. International operations are subject to certain risks. Fluctuations in foreign currency exchange rates can impact consolidated financial results. Other risks include possible nationalization, expropriation, importation limitations and other restrictive government actions. For additional financial information on international operations, refer to "Management's Discussion and Analysis of Operating Results and Financial Condition" (Item 7), "Financial Instruments" (Note 5), all found in this Form 10K.

Approximately 39% of the Company's net sales are derived from the United States market. The Company markets virtually the same categories of products in both domestic and international markets. Certain of the Company's professional dental products are sold only in the U.S., Canada and in Italy.


PRODUCT SEGMENT AND OTHER FINANCIAL INFORMATION

The "Product Segment Net Sales Data" for the fiscal years ending March 31, 2000, 1999 and 1998 are as follows:
                                                     (In Thousands)
                                                2000       1999        1998

Denture Care and Oral Health Care Products*   $629,162   $595,116    $606,812
Consumer Over The Counter Medicines**          235,158    225,985     256,245
Consolidated Net Sales                        $864,320   $821,101    $863,057

  *Includes professional dental products
**Includes health and beauty aids

DENTURE CARE AND ORAL HEALTH CARE PRODUCTS

The Company is a leading marketer of denture care products around the world. In the U.S., these products include the Polident (Registered trademark) line of denture cleansers; the Poli-Grip(Registered trademark) line of denture adhesives; DentuCreme(Registered trademark) and Dentu-Gel(Registered trademark) denture cleansers; and Polident(Registered trademark) Whitening Mouthwash. In many international markets, the Company markets Corega (Registered trademark) brand denture cleansers and adhesives.

Polident brand is marketed in five varieties; Polident(Registered trademark) Five Minute; Polident(Registered trademark) Overnight; Smokers' Polident(Registered trademark); Polident(Registered trademark) for Partials; and Polident(Registered trademark)Powder.

The Poli-Grip line of denture adhesives includes Poli-Grip(Registered trademark) Original; Poli-Grip(Registered trademark) Ultra Fresh and Poli-Grip(Registered trademark) Free, a formula free of artificial ingredients.

One of the Company's leading brands is Sensodyne(Registered trademark) anti-cavity toothpaste for sensitive teeth. Sensodyne is a worldwide brand name except in Japan where the product is sold under the Shumitect(Registered trademark) brand name. In most markets in which it is sold, Sensodyne is the leading desensitizing toothpaste brand. In the U.S., the Company markets Sensodyne(Registered trademark) Extra Whitening; Sensodyne(Registered trademark) Tartar Control Plus Whitening; Sensodyne(Registered trademark) with Baking Soda; Sensodyne(Registered trademark) Fresh Mint; Sensodyne(Registered trademark) Cool Gel; and Sensodyne(Registered trademark) Original Flavor.

Parodontax(Registered trademark) brand toothpaste for gum care is another specialty dentifrice marketed by the Company outside of the United States. It is sold in approximately 30 countries.

The Company markets Targon(Registered trademark) Smokers' Mouthwash to smokers to remove tobacco tar from teeth. Targon is sold in three varieties; Original, Clean Taste and Fresh Mint.

Serious dental medicines are marketed by the Company to dental professionals in the U.S. and Canada. These include Atridox(Registered trademark) (doxycycline hyclate) 10%, a treatment for chronic adult periodontitis (U.S. only); PerioGlas(Registered trademark) brand bioactive glass used in the treatment of periodontal disease; Atrisorb(Registered trademark), a barrier for guided tissue regeneration in oral surgery; and Aphthasol(Register trademark) (amlexanox oral paste, 5%) (U.S. only), the first and only prescription treatment for aphthous ulcers, also known as canker sores. The products are detailed to dental professionals through the Company's force of Dental Consultants.

CONSUMER OVER-THE-COUNTER MEDICINES

The Company markets consumer over-the-counter medicines in a variety of categories in the U.S. and in most international markets.

The Company markets a broad selection of gas treatment and digestive products in the U.S.
These include the Phazyme(Registered trademark) line of gas relief products; Beano(Registered trademark) food enzyme dietary supplements and Nature's Remedy(Registered trademark) brand laxative.

In the baby care products market, the Company markets Balmex(Registered trademark) brand diaper rash ointments. Balmex(Registered trademark) Medicated Plus Baby Powder was introduced just subsequent to the close of the fiscal year.

Three brands of powdered analgesics are marketed by the Company in the Southern U.S.
These include the BC(Registered trademark), Goody's(Registered trademark) and Stanback(Registered trademark) lines. Line extensions in this category include
Goody's(Registered trademark) PM, Goody's(Registered trademark) Body Pain Formula and BC(Registered trademark) Allergy/Sinus.

Sleep-aid products sold by the Company include Nytol(Registered trademark) brand and Nytol(Registered trademark) Natural. The latter brand is a homeopathic sleep-aid.

The Chapo et(Registered trademark) line of lip care products includes a dozen varieties of lip balm products.

Tegrin(Registered trademark) Shampoo is a value priced brand the Company markets in the dandruff shampoo category.

ACQUISITIONS AND DIVESTITURES

The Company made a number of acquisitions and one divestiture during fiscal 2000 and one acquisition immediately after the close of fiscal 2000.



                                                                 Acquisition (A)
                                                                      or
           Product                        Country   Fiscal Year  Divestiture (D)
Lava(Registered trademark) Brand Hand       U.S.       2000           D
Soap

Chlorhexamed(Registered trademark)        Germany      2000           A
Medicated Mouthwash                      and parts
                                         of Europe

Louis Marcel(Registered trademark)          U.K.       2000           A
Depilatory Line

Silidron(Registered trademark) and         Brazil      2000           A
Espasmo Silidron(Registered trademark)
anti-gas products

Pelo Libre(Registered trademark)          Argentina    2000           A
line of pediculicides

Parodontax(Registered trademark)            Korea      2000           A
toothpaste (balance
of certain marketing
rights)

Spectro(Registered trademark)              Canada      2001           A
line of over the counter
dermatology
products*

* See Note 18, "Subsequent Event"

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

While few of the products which the Company plans to introduce into the market are "new drugs" or "new devices", those fitting the regulatory definitions are subject to a stringent premarket approval process in most countries. Submission of a substantial amount of preclinical and clinical information prior to market introduction significantly increases the amount of time and related costs incurred for preparing such products for market.

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

MARKETING

The Company  commits a substantial  portion of its net revenues to  advertising,
promotion,   market  research  and  test  marketing.   Its  denture  care,  oral
healthcare, and over-the-counter consumer products are advertised directly to consumers on network, cable and spot television, network and spot radio, and in magazines and newspapers. The largest expenditures by the Company are for the purchase of television time.

Oral hygiene and professional dental products are promoted by the Company through dental journals. A team of Dental Sales Consultants sells products directly to dentists and a TeleSales group at headquarters services dental accounts by telephone.

The Company maintains a website which provides information on its product lines to consumers and dental professionals. Dental offices can purchase the Company's professional dental products on-line.

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

MANUFACTURING

Most of the principal raw materials used by the Company in its domestic manufacturing operations are purchased domestically. Although some of the Company's raw materials are obtained from single source providers, most are available from alternate suppliers as well. In cases where a raw material is available only from one source alternate raw materials can be used as a replacement. The Company maintains inventories of raw materials to protect against a business interruption caused by moving from one supplier to another. In addition, the Company has qualified alternate formulae to assure continued product availability in the unlikely event any one raw material becomes unavailable.

During the course of the fiscal year ended March 31, 2000, there were no substantial raw material shortages. The Company was able to obtain all raw materials required for its normal operations at competitive prices.

The Company manufactures the majority of its products. Some products are manufactured by independent third parties. There is not a single third party that manufactures 10% or more, in the aggregate, of the Company's products.

Item 2.  Properties

      The worldwide executive and administrative offices, manufacturing, research and development, warehousing and distribution facilities of the Company and its subsidiaries use an aggregate of approximately 2 million square feet. This figure does not include undeveloped land on which its facilities are located or land adjacent to certain properties. The Company or its subsidiaries own substantially all of the properties.

      Among these properties are the following: (1) corporate headquarters; Jersey City, New Jersey; (2) professional dental product manufacturing:
Glendale, Wisconsin (leased); (3) manufacturing plants for the Company's denture care, oral health care and over-the-counter products; Memphis, Tennessee; Dungarvan, Ireland; Humacao, Puerto Rico (Dentco and Reedco); Plymouth, UK; Rio de Janeiro, Brazil; and Salisbury, North Carolina (leased).

      During the fiscal year, the Company sold its facilities in South Brunswick, New Jersey; Buenos Aires, Argentina; and Mississauga, Canada.

      The Company owns land contiguous to the Memphis, Plymouth and Dungarvan facilities, which would allow for the future expansion of such facilities.
Additional warehouse and distribution facilities are in Mississauga, Canada (leased); Memphis, Tennessee (leased); Dayton, New Jersey; Plymouth, UK and Zaragoza, Spain.

      The Company owns (two) or leases office facilities in fifteen countries.

      The Company's plants and facilities, in the opinion of management, are in good condition and, together with expansions and alterations recently completed, or in the process of being completed as part of the manufacturing restructuring plan, are regarded by management as adequate for current requirements and for those of the next several years. "Management's Discussion and Analysis of Operating Results and Financial Condition" (Item 7) further describes the Company's now completed restructuring plan.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the holders of Class B Common Stock during the quarter ended March 31, 2000.


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

Fiscal Year Ended March 31,                           High**          Low**
2000
First Quarter                                        $42 23/32        $33 1/64     $0.3175                    Class A Shares
                                                                                   $0.110625                  Class B Shares
Second Quarter                                        42 19/32         33 1/64     $0.3175                    Class A Shares
                                                                                   $0.110625                  Class B Shares
Third Quarter                                         38 53/64         24 7/16     $0.32                      Class A Shares
                                                                                   $0.11125                   Class B Shares
Fourth Quarter                                        36 1/2           26 1/2      $0.32                      Class A Shares***
                                                                                   $0.11125                   Class B Shares***
------------------------------------------------- --------------- -------------- --------------------------------------------
Fiscal Year Ended March 31,                           High**          Low**
1999
First Quarter                                         43 23/64        $34 11/64    $0.315                     Class A Shares
                                                                                   $0.11                      Class B Shares
Second Quarter                                        37 15/16         30 41/64    $0.315                     Class A Shares
                                                                                   $0.11                      Class B Shares
Third Quarter                                         42 23/64         31 11/32    $0.3175                    Class A Shares
                                                                                   $0.110625                  Class B Shares
Fourth Quarter                                        45 5/8           35 7/16     $0.3175                    Class A Shares****
                                                                                   $0.110625                  Class B Shares****
================================================= =============== ============== ============================================

                   * The Company's Class A (non-voting) Common Stock is traded on the NASDAQ National Market System. There is no established trading market for the Company's Class B (voting) Common Stock.

                 ** These are high and low bid quotes and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
           The prices have been restated to reflect the 3% stock dividend.

               *** In addition, a 3% stock dividend was paid on January 3, 2000 to Class A and B shareholders in Class A and B Common Stock, respectively.

             **** In addition, a 3% stock dividend was paid on January 4, 1999 to Class A and B shareholders in Class A and B Common Stock, respectively.

  The following table indicates the approximate number of shareholders of each class of the Company's equity securities based upon the number of record holders as of June 6, 2000.


                    Title of Class                  Number of Shareholders
============================================  =================================
  Common Stock, Class A (non-voting)                         379
  Common Stock, Class B (voting)                               5
============================================  =================================


Item 6. Selected Financial Data


                                                                      Fiscal Year Ended March 31,
                                          2000(3)             1999(3)              1998              1997(2)             1996
=================================== ==================  ================== ==================  =================  ================

  Net Sales                             $  864,320,000      $  821,101,000       $863,057,000      $ 862,471,000     $ 715,242,000
  Interest, Dividends & Other Income    $   29,898,000      $   27,984,000       $ 25,882,000      $  28,335,000     $  30,157,000
  Income from Continuing Operations
  Before Income Taxes                   $   75,388,000      $   67,497,000       $ 69,611,000      $  10,817,000     $  65,501,000
  Income Taxes                          $   18,629,000      $   15,875,000       $ 17,819,000      $   2,210,000     $  11,798,000
  Income from Continuing Operations     $   56,759,000      $   51,622,000       $ 51,792,000      $   8,607,000     $  53,703,000
  Weighted Average Number of                23,481,000          23,538,000         23,492,000         23,449,000        23,406,000
  Common Shares Outstanding(1)
  Income from Continuing Operations,
    Per Share of Common Stock (Basic             $2.42               $2.19              $2.20              $0.37             $2.29
    and Diluted)(1)
  Earnings Per Share of
    Common Stock (Basic and                      $2.42               $2.19              $2.20              $0.37             $3.79
    Diluted)(1)
  Cash Dividends Per Share of
   Class A Common                                $1.28               $1.27              $1.25              $1.20             $1.12
  Cash Dividends Per Share of
   Class B Common                               $0.444              $0.441             $0.435             $0.415             $0.30
  Stock Dividends Per Share of
   Class A Common                                   3%                  3%                 3%                 3%                3%
  Stock Dividends Per Share of
   Class B Common                                   3%                  3%                 3%                 3%                3%
  Depreciation                          $   22,660,000      $   20,852,000    $    19,651,000     $   20,210,000     $  19,012,000
  Working Capital                       $   83,595,000      $   82,033,000    $    39,867,000      $ 108,452,000     $ 120,803,000
  Current Ratio                                    1.3                 1.3                1.2                1.4               1.6
  Total Assets                          $1,176,931,000      $1,164,785,000     $1,087,072,000     $1,014,923,000      $929,117,000
  Long-Term Notes and Bonds
  Payable                               $  105,308,000      $  107,012,000    $    58,318,000     $   55,943,000     $  56,143,000
  Shareholders' Equity                  $  682,373,000      $  683,885,000     $  647,255,000     $  631,320,000      $641,042,000
  Number of Employees                            3,184               3,251              3,380              3,703             3,600
=================================== ==================  ================== ==================  =================  ================

Management's   Discussion  and  Analysis  of  Operating  Results  and  Financial
Condition is presented on pages 10 to 19 of this report.

               (1) Restated to reflect stock dividends on Class A and Class B Common Stock.

               (2) Fiscal 1997 income statement numbers reflect a pre-tax charge of $72,450,000 for manufacturing, restructuring and re-engineering charges. Additionally, these amounts reflect the consolidation of the Block Drug Company (Japan) Inc. subsidiary, which had been previously accounted for as a 50%-owned equity joint venture. The Company acquired the remaining 50% share in fiscal year 1997.

               (3) Fiscal 2000 and 1999 income statement numbers reflect credits of $8,577,000 and $12,673,000, respectively, in connection with the manufacturing,restructuring and re-engineering. See Note 13 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition

  Operating Results

  Consolidated Sales:

  Consolidated worldwide net sales for the fiscal year ended March 31, 2000 were $864.3 million compared to $821.1 million and $863.1 million in fiscal 1999 and 1998, respectively. In the first quarter of fiscal 2000, the Company sold its remaining household product, Lava(Registered trademark) brand hand soap. During fiscal 1999, the Company sold three of its household product brands (2000
  Flushes(Registered trademark) toilet bowl cleaners, X-14(Registered trademark) toilet bowl and hard surface cleaners and Carpet Fresh(Registered trademark) rug and room deodorizers). In fiscal 2000, excluding the effects of the divestitures and the stronger US dollar, consolidated sales were $884.3 million, an increase of 10% over the prior year.

  Consolidated sales for the fourth quarter ended March 31, 2000 were $239.1 million compared to $233.1 and $232.7 million for the quarter ended March 31, 1999 and 1998, respectively. Excluding the effects of the divestitures and the stronger US dollar, sales for the fourth quarter ended March 31, 2000 would have increased 6.6%.

  The Company's operations are now managed as two divisions to better reflect the Company's operations and management structure. The Americas Division includes markets in North and South America; the International Division includes Europe, Asia/Pacific, Africa and the Middle East. In fiscal 1999, the Company's operations were managed in three geographic areas (See Note 16).

  SALES BY DIVISION - FOURTH QUARTER
       (Dollars in Thousands)
                                       Percent            Percent
                              FY 2000  Change   FY 1999   Change   FY 1998

  Americas  Division         $119,963   3.2 %   $116,214  -5.0 %   $122,370

  International  Division     119,133   1.9 %    116,892   6.0 %    110,319
                           ----------           --------           --------
                             $239,096   2.6 %   $233,106   0.2 %   $232,689
                             ========           ========           ========
  Americas Division:

  The Americas Division sales for the fourth quarter ended March 31,2000 were $120 million compared to $116.2 million and $122.4 million for the fourth quarter ended March 31, 1999 and 1998, respectively. Excluding the effects of the divestitures and the stronger US dollar, sales for the fourth quarter ended March 31, 2000 would have increased 7.1%.

  US sales for the fourth quarter increased 1.7% compared to the prior year period. Excluding the effects of the divestiture, sales increased 3.7%. US sales growth for the fourth quarter was driven by strong sales of Sensodyne(Registered trademark) toothpaste, BC(Registered trademark) analgesic powders, Balmex(R) diaper rash ointments and Beano(Registered trademark) food enzyme dietary supplement brands. Fourth quarter sales of Polident(Registered trademark) denture cleanser, Nytol(Registered trademark) sleep aid, and Chap-et(Registered trademark) lip balm brands were lower than the prior year comparable period.

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition (Cont'd)

In Canada, sales growth of 16% for the fourth quarter of fiscal 2000 was mainly due to increased sales of Sensodyne(Registered trademark) toothpaste and denture care brands. Sales of R&C(Registered trademark) Shampoo and Nytol(Registered trademark) brands declined during the fourth quarter.

In Latin America, sales growth was 5.1% for the fourth quarter compared to the prior year period, although sales were negatively impacted by the divestiture of household products, currency weakness in Brazil and economic softness in Argentina. Excluding the effects of a stronger US dollar, sales were up 25.2%.

In Brazil, sales decreased by 18% for the fourth quarter as a result of economic recession as well as the effects of major currency devaluation. In Argentina, sales increased by 16% for the fourth quarter due to sales growth of Kwell(Registered trademark) and Pelo Libre(Registered trademark) pediculicide brands. Mexico recorded a sales growth of 61% for the fourth quarter due to a combination of marketing support behind key brands and a strong local currency. Sales in Colombia and Uruguay were lower for the quarter.

International Division:

The International Division showed a modest growth of 1.9% for the fourth quarter compared to the prior year period. Excluding the effects of a stronger US dollar, sales grew 6.1%. The European group showed growth of 3%; the Asia group was down by 1%.

In Germany, sales increased 37% for the fourth quarter largely due to strength in core businesses as well as the contributions made by recent depilatory and mouthwash acquisitions. In France, sales declined by 16%, primarily due to higher sales in food stores in the prior year period. Sales in Italy declined by 43% for the fourth quarter reflecting declined sales across brands in the pharmacy channel. The UK group sales increased 18% for the quarter primarily due to sales growth of Sensodyne(Registered trademark), and increased sales of Piriton(Registered trademark) allergy relief and Nytol(Registered trademark) sleep aid brands. The Asia group reported slightly lower sales for the fourth quarter. In Japan, Poli-Grip(Registered trademark) denture adhesive sales increased, while Polident(Registered trademark) denture cleanser sales declined modestly.

SALES BY DIVISION - FOR THE YEAR
   (Dollars in Thousands)
                                          Percent            Percent
                                 FY 2000  Change   FY 1999   Change     FY 1998

  Americas  Division            $424,317    1 %   $420,288   -9.1 %    $462,256

  International  Division        440,003  9.8 %    400,813     --       400,801
                               ---------          --------             --------
                                $864,320  5.3 %   $821,101  - 4.9 %    $863,057
                                ========          ========             ========

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition (Cont'd)

Americas Division:

Sales in the Americas Division for the fiscal year ended March 31, 2000 were $424.3 million compared to $420.3 million and $462.3 million in fiscal 1999 and 1998, respectively. Excluding the effects of the divestitures and the stronger US dollar, fiscal 2000 sales would have increased 6.4%.

US sales were up by 2.2% for the current year. Excluding the effects of the divestiture, sales for the current year would have increased 5.4%. US sales growth was driven by relatively strong sales of Sensodyne(Registered trademark), BC(Registered trademark) and Goody's(Registered trademark) analgesic powders (which reported increases in sales of 17% and 6%, respectively) and Balmex(Registered trademark) diaper rash ointment brands.

Canadian sales increased by 3.6% during the fiscal year. Excluding the effects of the divestiture, current year sales would have increased 8.2 %. The increase was primarily due to increased sales of Sensodyne(Registered trademark) and denture care brands.

Latin America sales for the year were down by 8.4%. Excluding the effects of the divestiture and a stronger US dollar , sales would have increased 27.0%. The increase was mainly attributed to strong sales growth in Mexico. In Brazil, a recessive economy and the effects of major currency devaluation impacted sales negatively.

International Division:

Sales of the International Division for the fiscal year ended March 31, 2000 were $440 million compared to $400.8 million in both fiscal 1999 and 1998. The European Group sales growth in all markets was offset by the effects of the weakening Euro.

In Germany, core denture and oral care businesses and recent depilatory and mouthwash acquisitions contributed to sales growth. In France, growth in denture fixatives and Sensodyne(Registered trademark) contributed to an overall sales increase of 6%. The sales growth of Strep(Registered trademark) depilatory brand primarily contributed to the overall sales growth in Italy. Total U.K. sales were up by 6% due to sales of Sensodyne(Registered trademark), Poli-Grip(Registered trademark) and Nytol(Registered trademark) brands.

The Asia Group sales increased by 11%. Improving economic conditions and the strengthening Yen had an overall positive impact on sales in Japan. Parodontax(Registered trademark) toothpaste brand continues to positively impact business growth in Korea. The Company acquired the balance of certain marketing rights to Parodontax(Registered trademark) in Korea during the fiscal year.

Other Income and Operating Expenses:

     Interest, dividends and other income of $30 million increased 7% from $28 million in the prior year. The increase was primarily due to gains in Brazil of $5.3 million from foreign currency swaps in fiscal 2000, which were offset by a $3.3 million gain from the sale of three household products during fiscal 1999.

Cost of goods sold percentage to sales of 36.8% was even compared to fiscal 1999, and 36.4 % in fiscal 1998. (Freight and shipping costs have been reclassified from Selling, General and Administrative to Cost of Goods in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs.")

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition (Cont'd)

Americas Division cost of sales was 40.3%, 37.6% and 38.0% for fiscal 2000, 1999 and 1998, respectively. Current year cost of sales were higher partially due to increased freight and shipping costs. Fiscal 1999 cost of sales were lower, primarily due to the divestiture of household products.

International Division cost of sales were 33.4%, 35.9% and 34.5% for fiscal 2000, 1999 and 1998, respectively. The fluctuations in cost of sales percentages were primarily due to mix of products sold.

Selling, general and administrative expenses represented 57.2%, 58.3% and 57.0% of sales in fiscal 2000, 1999 and 1998, respectively. The major portion is related to advertising and promotional activities. These expenses reflect major spending programs to meet significant competition and to build brand equities. In fiscal 2000, Selling, General and Administrative expenses as a percentage of sales were lower due to reduced level of spending in advertising and promotional expenses in the International Division.

Interest expense increased to $14,859,000 in fiscal 2000 from $13,528,000 in the prior fiscal year. The increase was attributable to several factors including a somewhat higher average debt level, rising short-term interest rates and the conversion of some short-term debt to long term debt.

     The Company's interest rate exposures result from financing activity in the form of short and long-term variable rate debt and from investments in long-term fixed rate securities. The Company uses interest rate cap agreements and an interest rate swap agreement to manage the exposures resulting from variable rate debt (See Note 5). The notional amount of such agreements at March 31, 2000 was $202,193,000. Investments in long-term fixed income securities are typically available for sale, and fluctuations in their market value, which are included in Accumulated Other Comprehensive Loss, are not hedged.

The Company's foreign exchange exposures derive primarily from the activities of its foreign subsidiaries, which sell products to customers generating receivable balances both in their own and other currencies. Certain subsidiaries, principally manufacturing locations in the United Kingdom, Ireland and Brazil, also incur significant costs denominated in currencies other than their functional currency. Additionally, the Company is exposed to the risk that the results of operations of its foreign affiliates may translate to lower than expected net income for inclusion in the Company's consolidated results.

An interest rate swap agreement, interest rate cap agreements and foreign currency options are the types of derivatives used by the Company for risk management. The costs and benefits derived from the interest rate caps are taken into income over the term of the agreements, to the extent the notional value of such agreements corresponds to variable rate loan balances. Costs associated with notional amounts in excess of loan balances are expensed in the period during which the excess occurs. Contracts are marked to market and the change in market value is included in period results. No benefits were derived from interest rate cap agreements during fiscal 2000 or 1999 (See Note 5).

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition (Cont'd)

The Company manages its most significant foreign currency exposures, principally inventory purchases, by purchasing average rate currency options that protect against the fiscal year average value of each currency declining more than an acceptable amount from the prior year average. Put options acquired after the end of fiscal 2000 were combined in zero cost collar structures such that they were paid for with the proceeds of sale of call options that obligate the Company to pay counter parties in the event that the foreign currency strengthens against the U.S. dollar by other than a pre-determined amount. Currencies that are highly correlated to the U.S. dollar and those to which the Company has a modest exposure are not hedged. Affiliates whose functional currencies are illiquid or have high interest rates (and therefore high hedging cost) do not hedge with options, but may instead maintain significant cash balances in U.S. dollars. Thus, if the affiliate's functional currency declines in value against the U.S. dollar, the value (in the unit's functional currency) of this U.S. dollar cash balance increases producing incremental income and thereby offsetting the declining value of the affiliate's results included in the Company's consolidated net income.

The cost of foreign currency options whose notional amount corresponds to trading activity of the subsidiary owning the options is expensed over the period to which they relate. Costs relating to additional notional amounts are expensed during the period in which the options are acquired. Any benefits, to the extent the options are deemed effective hedges, are treated as an adjustment to the related costs of inventory purchased (See Note 5).

Worldwide Earnings by Division (Dollars in Thousands)

                                  2000              1999             1998

Americas                        $64,086           $71,754          $71,583

International                    50,067            32,016           47,975
                              ---------          --------         --------
Total Operating Income          114,153           103,770          119,558
General Corporate
Expenses(Net)                   (38,815)          (36,273)         (49,947)
                              ----------        ----------        ---------
                                $75,388           $67,497          $69,611
                                 ======            ======           ======

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition (Cont'd)

Operating income in fiscal 2000 for the Americas division decreased 10.7% primarily due to the divestiture of household products. US operating income increased 1.5% primarily due to mix of products sold. Latin America operating income decreased 55.9% due to significant currency devaluation in Brazil, economic softness in Argentina and divestiture of household products.

International operating income increased 56.4% primarily due to a reduced spending level of advertising and promotional expenses. In addition, newly acquired products, improving economic conditions in Asia and the strengthening Yen were key factors for the increase in operating income.

Excluding restructuring and re-engineering credits, income before income taxes was 7.7% of sales in fiscal 2000 as compared to 6.7% in fiscal 1999. In fiscal 1998, income before income taxes was 8.1% of sales.

The effective tax rates of 24.7%, 23.5% and 25.6% in fiscal 2000, 1999 and 1998, respectively, reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland. In fiscal 2000, the effective tax rate was slightly higher due to lower operating income in lower taxed countries. The fiscal 1998 effective tax rate was higher, primarily due to a change in taxability of certain Puerto Rico securities.

It is difficult to predict future exchange movement. If exchange rates continue at fiscal 2000 levels, management does not anticipate any major material effects on the Company's future financial condition or liquidity.

Although inflation has been moderate throughout fiscal 2000, 1999 and 1998, the Company continues to utilize selective price increases and budgetary monitoring of advertising, personnel and other expenses to control its operating margins.

In February 1997, the Company announced the consolidation of its manufacturing operations by planning to close six of its twelve production facilities in various parts of the world over a two year period. The worldwide manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72.5 million ( $55.7 million net of tax), or $2.60 per share after taxes in fiscal 1997. As of March 31, 1999, the Company identified additional excess amounts of $7.6 million due to additional favorable experiences in calculating final severance payments and settlement of post-closing adjustments in connection with the sale of one of its plants. In addition, as a result of favorable fixed asset disposals, a gain of $5.1 million was generated. Consequently, the Company recorded a restructuring credit of $12.7 million in its income statement for the year ended March 31, 1999.

During fiscal 2000, the Company sold the three remaining facilities that were identified for disposal under the program.

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition (Cont'd)

As of March 31, 2000, the Company has completed the program resulting in an excess amount of $8.6 million due to early termination of the contractual obligations to produce a product for another entity. Accordingly, the Company recorded a restructuring credit of $8.6 million in its statement of income for the year ended March 31, 2000. (See Note 13).

During the fiscal year, the Company acquired Chlorhexamed(Registered trademark), a medicated mouthwash brand in Germany. In Latin America, the Company acquired Silidron(Registered trademark) and Espasmo Silidron(Registered trademark), two anti-gas medicines sold in Brazil, and the Pelo Libre(Registered trademark) line of pediculicides in Argentina. In the U.K., the Company acquired the Louis Marcel(Registered trademark) depilatory brand, and Interdens(Registered trademark), a professional dental product. In Spain, the Company acquired the Marie Yvonne(Registered trademark) depilatory brand. The aggregate amount spent on these acquisitions was $54.5 million. Goodwill recorded in connection with these product acquisitions amounted to $47 million.

In the third quarter of fiscal 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A Common Stock (See Note 10).

Year 2000:

Since transitioning into the year 2000, the Company (including each of its operating subsidiaries) has not experienced any major disruptions to its business nor has it experienced any Y2K related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories. The Company will continue monitoring its critical systems but does not anticipate any significant impact due to Y2K exposure.

The Company estimated that costs would reach a total of $17.5 million to address its Y2K efforts as well as other business information requirements. The Company accomplished its goal within the estimated $17.5 million.

Euro Currency Adoption:

As result of the European Economic and Monetary Union, a single currency (the "Euro") will replace the national currencies of many of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999 with the participating national currencies scheduled to be removed from circulation between January 1, and June 30, 2002, and replaced by Euro notes and coinage. During the transition period from January 1, 1999, through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts or wire transfers denominated in Euros or the participating country's national currency. We do not expect the Euro conversion to have a material negative impact on operations in fiscal 2001. All affiliates can operate within the Euro market.

We are continuing to upgrade our computer systems to operate more efficiently within the Euro market in fiscal 2001.

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition (Cont'd)

     Liquidity and Capital Resources: result of the issuance of debt. Cash and cash equivalents decreased to $42 million at March 31, 2000 from $48 million at March 31, 1999 and $56 million at March 31, 1998.

     Net cash flows from operating activities were $64 million in fiscal 2000, $33 million less than the prior year. The decrease in operating cash flows was due to an increase in accounts receivable and a decrease in accounts payable, partially offset by an increase in income taxes payable and in the provision for customer credits and doubtful accounts. In fiscal 1999, net cash flows from operating activities were $97 million, a slight decline from the prior year. The decrease was mostly due to an increase in accounts receivable and other current assets, partially offset by a decreases in inventories. Accounts receivable at year-end 2000, 1999, 1998, represent 2.3, 2.2, and 2.0 average months of sales, respectively.

     Net cash used in investing activities in fiscal 2000 was $58 million, compared to net cash used of $93 million in fiscal 1999. In fiscal 2000, additions to property, plant and equipment, payments for products acquired and purchases of marketable securities more than offset the proceeds from the sale of securities, proceeds from product divestitures and proceeds from the sale of property plant and equipment. In fiscal 1999, cash was invested primarily in property, plant and equipment and in product acquisitions. In fiscal 1998, the net cash outflow for investing activity was $114 million.

     Net capital expenditures of $17 million for fiscal 2000 show a decrease of $18 million from fiscal 1999. Domestically, major projects over the three-year period include a substantial investment in computer modernization and R & D laboratories. The production and warehouse facilities in Memphis, Tennessee and in Puerto Rico have undergone expansion and modernization projects as a result of the Company's Production Optimization Project.

     The Company's foreign facility in Dungarvan, Ireland was expanded in fiscal 1998. The Dungarvan facility has continued to undergo expansion as a result of the Company's Production Optimization Project. The Company anticipates future capital spending to approximate 5% of net sales, and expects to fund modernization and expansions through internally generated funds and through short-term borrowings as appropriate.

     Net cash utilized by financing activities was $10 million in fiscal 2000, with a net outflow of $13 million in fiscal 1999, compared to net cash of $38 million provided in fiscal 1998. The financial outflows in fiscal 2000 arose from the payment of dividends to shareholders and the repurchase of common shares, partially offset by the net proceeds from debt. The financial outflows in fiscal 1999 were the result of payments of dividends to shareholders and the retirement of short-term debt, which was funded by the proceeds from the sale of the Household Products group and with the proceeds from the issuance of a $50 million ten year note. The financial inflows in fiscal 1998 were the result of the issuance of debt.

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition (Cont'd)

An overall strengthening of the U.S. Dollar in relation to foreign currencies resulted in net foreign currency translation losses of $18 million in fiscal 2000. In fiscal 1999, net foreign currency translation gains were $4 million. These amounts were recorded in the shareholders' equity section in the balance sheet as a component of accumulated other comprehensive loss.

The Company has classified all long-term securities as "available for sale." These long-term securities are reported at fair market value resulting in unrealized holding losses of $4,019,000 as of March 31, 2000. Unrealized holding gains were $4,222,000, net of taxes of $1,083,000, as of March 31, 1999.

The Company anticipates that sufficient funds will be provided from operations and borrowing capabilities for capital expenditures, dividend payments and other cash needs in fiscal 2001. The Company has uncommitted lines of credit totaling $305 million and $341 million at March 31, 2000 and 1999, respectively (See Note
6).

New Accounting Standards:

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in 2000 it issued SFAS No. 138,
"Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". These standards must be adopted by the Company by April 1, 2001. They require that all derivative financial instruments be recorded on consolidated balance sheets at fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transactions and the extent to which the hedge is effective in mitigating the exposure. Gains and losses on derivative instruments reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company is evaluating the impact, if any, of those statements on its fiscal 2002 financial position, results of operations and disclosures.

Subsequent Events:

On June 6, 2000, the Company announced it retained Goldman Sachs to assist in a review of strategic alternatives for enhancing shareholder value.

In April, Block Drug Company Canada acquired the Spectro(Registered trademark) line of over-the-counter dermatology products, including soapless hand and face cleansers and an antifungal antiseptic cleanser for approximately $9 million.

The Company has adopted a formal written Audit Committee charter which complies with Nasdaq's Marketplace Rules. The Audit Committee will review and assess the adequacy of the charter on an annual basis (See Exhibit 99).

Item 7. Management's Discussion and Analysis of Operating Results and Financial Condition (Cont'd)

Information Concerning Forward-Looking Statements:

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, projected costs, projected savings, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates", "intends," " expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond fiscal 2000 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

The Company's forward-looking statements represent its judgement only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

Item 7A. Market Risk

The Company's primary market risk exposures consist of interest rate risk and foreign currency exchange risk. See Note 5 "Financial Instruments" to the Consolidated Financial Statement for the Company's objectives and strategies for managing potential exposures related to these risks. Management primarily uses two types of financial instruments, interest rate cap agreements and foreign currency put options, to hedge exposures to certain foreign currency fluctuations and interest rate variability as described in Note 5.

Gains and losses on foreign currency put options are offset by the effects of currency movements on respective underlying hedged transactions. Therefore, with respect to financial instruments outstanding at March 31, 2000, a change of 10 percent in currency rates, compared to fiscal 2000 rates, would not have a material effect on the Company's consolidated financial position, liquidity, cash flows or results of operations.

The Company holds certain instruments, primarily debt obligations, which are sensitive to changes in market interest rates. At March 31, 2000, the majority of the Company's variable rate debt consisted of bank borrowings which are subject to changes in market interest rates. However, at March 31, 2000 a change of 1 percent in interest rates, compared to fiscal 1999 rates, would not have a material effect on the Company's consolidated financial position, liquidity, cash flows, results of operations or the fair value of the Company's debt.

Item 8. Financial Statements and Supplementary Data

                        Report of Independent Accountants

To the Board of Directors and
Shareholders of Block Drug Company, Inc.


     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 57 present fairly, in all material respects, the financial position of Block Drug Company, Inc. and subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(3) on page 57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of certain foreign wholly-owned subsidiaries and a certain foreign branch, which statements reflect total assets constituting approximately 17 percent and 15 percent as of March 31, 2000 and 1999, respectively, and total revenues constituting approximately 34 percent, 30 percent and 33 percent for each of the three years in the period ending March 31, 2000. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Block Drug Company, Inc. and subsidiaries, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP

New York, New York
June 6, 2000


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                              MARCH 31,
                                                                                                  2000                      1999
  ASSETS

  Current Assets:
     Cash and cash equivalents...........................................................     $  41,645,000           $  48,363,000
     Marketable securities      .........................................................        23,557,000              29,994,000
     Accounts receivable, less allowances of $9,494,000 (2000)
        and $4,750,000 (1999)            ................................................       162,173,000             151,492,000
     Inventories.........................................................................       144,740,000             135,947,000
     Other current assets................................................................        44,213,000              41,867,000

        Total current assets.............................................................       416,328,000             407,663,000

     Property, plant and equipment, less
        accumulated depreciation.........................................................       229,156,000             252,270,000
     Long-term securities        ........................................................       259,705,000             257,082,000
     Goodwill and other intangible assets, less
        accumulated amortization of $26,392,000 (2000) and
        and $21,217,000 (1999)             ..............................................       260,424,000             239,818,000
     Other assets........................................................................        11,318,000               7,952,000

        Total assets.....................................................................    $1,176,931,000          $1,164,785,000

  LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
        Notes and bonds payable..........................................................    $  155,157,000          $  133,381,000
        Accounts payable and accrued expenses............................................       154,717,000             173,196,000
        Income taxes payable.............................................................        17,241,000              13,532,000
        Dividend payable.................................................................         5,618,000               5,521,000

            Total current liabilities                                                           332,733,000             325,630,000

     Notes and bonds payable.............................................................       105,308,000             107,012,000
     Deferred income taxes...............................................................        13,733,000               8,155,000
     Deferred compensation and other liabilities.........................................        42,784,000              40,103,000

            Total liabilities                                                                   494,558,000             480,900,000

     Contingencies

     Shareholders' equity:
     Class A common stock non-voting par value $.10-20,000,000
        shares authorized, 14,538,000 (2000) and 14,456,000 (1999)
        shares issued and outstanding....................................................         1,454,000               1,445,000
     Class B common stock, par value $.10-40,000,000 shares
       authorized, 8,671,000 (2000) and 8,419,000 (1999)
        shares issued and outstanding....................................................           867,000                 842,000
     Capital in excess of par value......................................................       319,693,000             306,433,000
     Retained earnings...................................................................       396,381,000             384,952,000
     Accumulated other comprehensive loss................................................       (36,022,000)             (9,787,000)
     Total shareholders' equity..........................................................       682,373,000             683,885,000
        Total liabilities and shareholders' equity.......................................    $1,176,931,000          $1,164,785,000

                 See notes to consolidated financial statements.


  BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF
  INCOME AND RETAINED EARNINGS


  For the Years Ended March 31,                                              2000                   1999                   1998

  Revenues:
     Net sales................................................         $ 864,320,000           $ 821,101,000          $ 863,057,000
     Interest, dividends and other income.....................            29,898,000              27,984,000             25,882,000
                                                                         894,218,000             849,085,000            888,939,000
  Cost and Expenses:
     Cost of goods sold.......................................           318,121,000             301,845,000            313,848,000
     Selling, general and administrative......................           494,427,000             478,888,000            491,586,000
     Interest expense.........................................            14,859,000              13,528,000             13,894,000
     Manufacturing, restructuring and
    re-engineering credits      ..............................            (8,577,000)            (12,673,000)                -
                                                                         818,830,000             781,588,000            819,328,000

  Income before income taxes..................................            75,388,000              67,497,000             69,611,000

  Income Taxes:
     Current..................................................            20,248,000              11,194,000             14,868,000
     Deferred.................................................            (1,619,000)              4,681,000              2,951,000
                                                                          18,629,000              15,875,000             17,819,000

  Net Income..................................................            56,759,000              51,622,000             51,792,000

  Retained earnings at beginning of year......................           384,952,000             377,595,000            377,202,000
  Less: Cash dividends - $1.28 (2000), $1.27
     (1999) and $1.25 (1998)
     per share of Class A common stock                                   (18,475,000)            (17,864,000)           (17,087,000)
  Cash dividends $0.444 (2000), $0.441 (1999) and
   $.435 (1998) per share
   of Class B common stock....................................            (3,765,000)             (3,634,000)            (3,503,000)
  Stock dividends 3% (2000, 1999, and 1998)
     to Class A shareholders
     payable in Class A common stock..........................           (14,599,000)            (14,385,000)           (19,441,000)
  Stock dividends 3% to Class B
    shareholders payable in Class B
    common stock (2000, 1999, and 1998).......................            (8,491,000)             (8,382,000)           (11,368,000)

  Retained earnings at end of year............................          $396,381,000           $ 384,952,000          $ 377,595,000

  Earnings per common share - basic and diluted                                $2.42                   $2.19                  $2.20



                 See notes to consolidated financial statements.



  BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



  For the Years Ended March 31,                                              2000                  1999                  1998

  Net income..................................................           $56,759,000            $51,622,000           $51,792,000
  Other comprehensive (loss) income:
     Foreign currency translation adjustments*.                          (17,994,000)             4,232,000           (20,285,000)
     Unrealized holding (losses) gains on marketable
        securities, net of taxes..............................            (8,241,000)               530,000             3,141,000
                                                                         (26,235,000)             4,762,000           (17,144,000)
  Comprehensive income........................................           $30,524,000            $56,384,000           $34,648,000



  See Note 15 for Accumulated Other Comprehensive Loss.


  *The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.


                 See notes to consolidated financial statements.


  BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOW

  For the Years Ended March 31,                                                 2000                  1999                1998

  CASH FLOWS FROM OPERATING ACTIVITIES

  Net income...........................................................    $ 56,759,000           $ 51,622,000        $ 51,792,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
        Depreciation and amortization..................................      30,372,000             26,110,000          24,670,000
        Deferred income tax provision..................................      (1,619,000)             4,681,000           2,951,000
        Deferred compensation provision................................       6,021,000              1,338,000           4,310,000
        Gain on product divestiture....................................        (960,000)                 -                    -
        Restructuring and re-engineering
         payments......................................................         -                   (3,202,000)        (15,016,000)
        Manufacturing restructuring credits............................      (8,577,000)           (12,673,000)               -
        Employee savings plan provision................................         612,000              1,745,000           1,879,000
        Provision for doubtful accounts................................       4,744,000                304,000             (58,000)
        Other, net.....................................................         997,000                (30,000)           (849,000)
        Loss (gain)on sale of property, plant
        ..................................................and equipment       4,190,000                152,000          (3,557,000)

  Changes in assets and liabilities that
     provided (used) cash, net of effects from
   purchase of products acquired:
        Accounts receivable............................................     (15,425,000)            (6,557,000)         12,161,000
        Inventories....................................................     ( 9,041,000)             6,559,000          (7,169,000)
        Other current assets...........................................       4,851,000             (4,158,000)          4,751,000
        Other assets...................................................       1,130,000               (395,000)         (1,230,000)
        Accounts payable and accrued expenses..........................     (10,312,000)            29,710,000          19,036,000
        Income taxes payable...........................................       3,709,000              2,561,000          (1,113,000)
        Deferred compensation and
          other noncurrent liabilities.................................      (3,340,000)            (1,248,000)          4,388,000

  Net cash flow from operating activities..............................      64,111,000             96,519,000          96,946,000

  CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from product divestitures,
     net of cash expenses..............................................     19,000,000              28,475,000                -
  Additions to property, plant and equipment...........................    (28,042,000)            (39,754,000)        (45,822,000)
  Proceeds from sale of property, plant
     and equipment.....................................................     10,964,000               5,163,000           7,970,000
  (Increase) decrease in marketable
     securities, net...................................................     19,099,000               3,030,000            (100,000)
  Dispositions of long-term securities.................................     30,844,000              54,515,000          46,457,000
  Purchase of long-term securities.....................................    (55,565,000)            (75,390,000)        (84,234,000)
  Payments for products acquired,
     primarily goodwill................................................    (54,511,000)            (69,011,000)        (38,173,000)

  Net cash used in investing activities................................    (58,211,000)            (92,972,000)       (113,902,000)

  CASH FLOWS FROM FINANCING ACTIVITIES

  Dividends paid to shareholders.......................................    (22,240,000)            (21,498,000)        (20,590,000)
  Net proceeds from debt...............................................     22,436,000               8,839,000          58,890,000
  Common shares repurchased............................................    (10,410,000)                 -                   -

  Net cash provided by (used in)
     financing activities..............................................    (10,214,000)             (12,659,000)         38,300,000

  Effects of exchange rates on cash and cash
     equivalents ......................................................     (2,404,000)              1,144,000          (3,898,000)

  (Decrease) increase in cash and cash
     equivalents.......................................................     (6,718,000)             (7,968,000)         17,446,000

  Cash and cash equivalents, beginning of year.........................     48,363,000              56,331,000          38,885,000

  Cash and cash equivalents, end of year...............................   $ 41,645,000            $ 48,363,000        $ 56,331,000

                 See notes to consolidated financial statements.


  BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Continued)



  For the Years Ended March 31,                                                   2000                 1999                  1998
  SUPPLEMENTAL CASH FLOW DATA

  Cash Paid During the Year:

     Interest..........................................................       $14,577,000           $12,127,000          $14,076,000
     Income Taxes......................................................       $17,133,000           $10,257,000          $12,350,000


                 See notes to consolidated financial statements.

BLOCK DRUG  COMPANY,  INC.  AND  SUBSIDIARIES
NOTES TO  CONSOLIDATED  FINANCIAL
STATEMENTS


Note 1. Significant Accounting Policies:

Basis of consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries and branches, all of which are wholly-owned. With the exception of the March 31 year-end accounts of Germany and Colombia branches, all other accounts of foreign subsidiaries have been included on the basis of fiscal years ended December 31 in order to be available for inclusion in the consolidation. All material intercompany transactions and balances have been eliminated in consolidation.


The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual amounts are not expected to differ materially from those estimates. Certain prior year amounts have been reclassified to conform with current year presentation. Freight and shipping costs have been reclassified from selling, general and administrative to cost of goods in accordance with FASB Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs."

Revenue Recognition:

The Company recognizes revenue from product sales when the goods are shipped to the customer.

Foreign currency translation:

All assets and liabilities, other than those of highly inflationary countries, are translated at year-end exchange rates. In such cases, translation gains and losses are recorded as a separate component of shareholders' equity and are not included in the determination of net income. For subsidiaries that are considered to be operating in highly inflationary countries (Brazil for fiscal year 1998 and Mexico for 1999 and 1998), the functional currency is the US dollar. Certain assets and liabilities are translated at historical exchange rates and resulting translation gains and losses are included in the determination of net income. Income statements are translated each month into US dollars at the weighted average exchange rates during the period. In all cases, foreign currency transaction gains and losses are included in the determination of net income.

Net  foreign   exchange   gains/(losses)   of  $4,807,000,   ($1,369,000),   and
($2,523,000) , were included in selling, general and administrative expenses in the determination of net income for fiscal years 2000, 1999, and 1998, respectively.


                                        2000         1999           1998
=================================  =============  ============  ============
  Transaction gains/(losses)        $ 4,807,000   $ (737,000)   $(2,339,000)
  Translation losses relating to
  highly inflationary countries            -        (632,000)      (184,000)
  Total                             $ 4,807,000  $(1,369,000)   $(2,523,000)
=================================  =============  ============  ============



  CUMULATIVE TRANSLATION
  ADJUSTMENT RECONCILIATION             2000        1999            1998
=================================  =============  ===========   =============
  Balance -Beginning               $(14,009,000) $(18,241,000)  $  2,044,000
  Translation Adjustment            (17,994,000)    4,232,000    (20,285,000)
  Balance-Ending                   $(32,003,000) $(14,009,000)  $(18,241,000)
=================================  =============  ===========   =============

Advertising:

Costs associated with advertising are expensed in the year incurred. Advertising expenses, which are comprised primarily of television and print media, were $203,867,000, $205,099,000, and $201,653,000 in fiscal 2000, 1999 and 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

Cash and Cash Equivalents:

Cash equivalents include primarily demand deposits, certificates of deposit and time deposits with maturity periods of three months or less when purchased.

Inventories:

Inventories are stated at the lower of cost or market. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis in the U.S. Internationally, inventory is valued at actual cost on a first-in, first-out basis.

Property, plant and equipment:

Property, plant and equipment is recorded at cost. Depreciation is provided over estimated lives using the straight-line method for book purposes and accelerated methods for tax purposes. Average useful lives are 40 years for buildings and building additions, 12 years for equipment and 5 years for computers. The cost of maintenance, repairs and minor renewals of property, plant and equipment are charged to operations; major renewal and betterments are capitalized.

Goodwill and other intangible assets:

Goodwill and other intangible assets represent the excess of cost over the fair value of net tangible assets of companies or products purchased. Such assets consist primarily of goodwill and trademarks. At March 31, 2000, the carrying values of these assets were $183 million and $77 million, respectively. At March 31, 1999, these respective carrying values were $169 million and $71 million, respectively. Goodwill acquired prior to October 31, 1970 is not being
amortized  since,  in management's   opinion,   its  value,   approximately
$14.1 million, has not diminished. Goodwill acquired subsequent to that date is being amortized using the straight-line method over the years estimated to be benefited, but not to exceed 40 years. Other intangible assets are recorded at cost and amortized over their estimated useful lives on
the  straight  line  method.   The  Company periodically   evaluates   whether
current  events  or  circumstances   warrant adjustments  to the carrying
value or estimated useful lives of its intangible assets in accordance with SFAS 121; "Accounting for the Impairment of Long-Lived Assets", and APB 17, "Intangible Assets".

Amortization of goodwill and other intangible assets was $7,712,000, $5,258,000 and, $5,019,000 in the years ended March 31, 2000, 1999 and 1998, respectively.

Marketable and long-term securities, and financial instruments:

Marketable securities classified as current assets include debt instruments with less than one year remaining until maturity, are treated as available for sale and are recorded at market value. Long-term securities are also treated as available for sale and are recorded at market value. Unrealized holding gains and losses on securities classified as available for sale are recorded in a separate component of shareholders' equity. The fair values of such securities are determined by published market prices, independent pricing services and/or securities dealers.

The Company utilizes certain financial instruments to manage its foreign currency and interest rate exposures. To qualify as a hedge, the Company must be exposed to currency or interest rate risk and the financial instrument must reduce the exposure and be designated as a hedge. Additionally, for hedges of anticipated transactions, the significant characteristics and expected terms of the anticipated transaction must be identified and it must be probable that the anticipated transaction will occur. Financial instruments qualifying for hedge accounting must maintain a high correlation between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. Any gains or losses would be recognized in interest, dividends and other income if anticipated transactions were not to occur.

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

The Company uses interest rate cap agreements and an interest rate swap agreement to mitigate its interest rate exposure related to variable rate borrowings. These agreements cover periods similar to the third party debt which they are intended to hedge. The premiums on the cap agreements are amortized to interest expense over the lives of the related agreements, or immediately if the related debt does not remain outstanding.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

During 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in 2000 it has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". These standards must be adopted by the Company by April 1, 2001. They require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transactions and the extent to which the hedge is effective in mitigating the exposure. Gains and losses on derivative instruments reported in accumulated other comprehensive loss will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company does not anticipate that adoption of SFAS Nos. 133 and 138 will have a material effect on its financial position or results of operations.

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

Research and development expenditures:

Research and development expenditures are charged to operations as incurred. The charges for the years ended March 31, 2000, 1999 and 1998 were $25,416,000, $23,508,000, and $25,849,000, respectively.

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

The primary competitive factors affecting proprietary over-the-counter brands are product formulation, reputation, advertising and consumer promotions.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)


  Note 2. Inventories:
     Major classes of inventories are
     summarized as follows:                                   March 31
                                                    2000                1999

  Raw and packaging materials...............    $ 41,845,000        $ 30,997,000
  Finished goods............................     102,895,000         104,950,000

     Total..................................    $144,740,000        $135,947,000

  Note 3. Property, Plant and Equipment:
     Major classes of property, plant and
     equipment are summarized as follows:                      March 31
                                                   2000                 1999

  Land......................................   $ 12,565,000         $ 16,467,000
  Building and related improvements.........    133,991,000          146,921,000
  Machinery and equipment...................    136,338,000          150,421,000
  Furniture and fixtures  ..................     68,729,000           61,128,000
  Construction in progress..................     12,002,000           12,594,000
                                                363,625,000          387,531,000

  Less:  Accumulated depreciation               134,469,000          135,261,000

     Total                                     $229,156,000         $252,270,000


Depreciation expense for the years ended March 31, 2000, 1999 and 1998 was $22,660,000, $20,852,000, and $19,651,000, respectively. Certain of the above properties are pledged as collateral for long term debt (Note 6).

Note 4. Marketable and Long-Term Securities:

     The Company accounts for securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company classifies its marketable and long-term securities as available-for-sale.

The Company's marketable and long-term securities, both current and noncurrent, as of March 31, 2000 consisted of the following:


                                                                              Unrealized Holding
Security Type                     Amortized Cost        Fair Value         Gains            Losses

U.S. government & its agencies      $ 44,109,000      $ 42,032,000     $ 121,000       $ 2,198,000
Mortgage backed securities           112,510,000       111,042,000       508,000         1,976,000
State and municipal                  119,750,000       118,713,000       536,000         1,573,000
Hedge funds                           10,912,000        11,475,000       563,000                 -
                      Total         $287,281,000      $283,262,000    $1,728,000        $5,747,000


The above unrealized holding gains and losses are reflected as a component of "Accumulated other comprehensive loss" in shareholders' equity.


NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)


The marketable securities, both current and non-current, as of March 31, 1999 consisted of the following:



                                                                             Unrealized Holding
  Security Type                      Amortized Cost      Fair Value         Gains              Losses

  U.S. government & its agencies       $ 39,843,000    $ 39,958,000    $  267,000            $152,000
  Mortgage backed securities             86,770,000      88,455,000     1,835,000             150,000
  State and municipal                   151,158,000     154,561,000     3,417,000              14,000
  Hedge funds                             4,000,000       4,102,000       102,000                   -
                      Total            $281,771,000    $287,076,000    $5,621,000            $316,000


     The above  unrealized  holding  gains and  losses,  net of income  taxes of
     $1,083,000,   are   reflected   as  a  component  of   "Accumulated   other
     comprehensive income" in shareholders' equity.

   The maturities of the Company's investment in debt securities, at fair value, as of March 31, 2000 and 1999 were as follows:



                                        2000                            1999
  Within 1 year                    $ 23,557,000                    $ 29,994,000
  After 1 year through 5 years       52,901,000                      55,188,000
  After 5 years through 10 years     88,609,000                     107,614,000
  After 10 years                    106,720,000                      90,178,000
              Total                $271,787,000                    $282,974,000


     For the years ended March 31, 2000, 1999 and 1998 the proceeds from the sales of long-term securities including normal principal payments on government agency obligations, bond redemptions and maturities were $30,844,000, $54,515,000 and $46,457,000 respectively. Net realized gains from these transactions were $177,000 for 2000, $283,000 for 1999, and $987,000 for 1998
respectively. The costs of long-term marketable securities sold were determined by specific identification.

     Note 5. Financial Instruments

     The Company uses interest rate swaps, interest rate caps and foreign currency exchange options to reduce exposures to market risks from fluctuations in interest rates and foreign exchange rates.

     The Company had interest rate cap agreements with notional amounts of $100,000,000 and 100,000,000 Euros ($99,920,000) at March 31, 2000 and
$100,000,000 at March 31, 1999. The US dollar denominated caps limit the Company's interest rate costs on its variable rate debt through June 1, 2002 if the 90 day LIBOR rate exceeds 9%. The Euro denominated caps limit interest expense during the period from October 29, 1999 to October 31, 2001 if the 90 day EURIBOR rate exceeds 4.5% and from October 31, 2001 through October 29, 2004 if the 90 day EURIBOR rate exceeds 5.5%. No benefits were derived from these cap agreements during the current fiscal year. Costs associated with notional amounts in excess of loan balances are expensed in the period during which the excess occurs. Contracts are marked to market and the change in market value is included in period results. The Company also had an interest rate swap agreement with a notional value of $2,273,000 and $2,562,000 at March 31, 2000 and 1999, respectively. The swap agreement fixes the interest rate on that amount of debt at 6.1% until maturity on July 2, 2001.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

     At the end of fiscal years 2000 and 1999, the Company held foreign currency options to reduce the impact of fluctuations in certain foreign currencies
     - principally the Japanese Yen, Euro, British pound sterling, Australian dollar and Canadian dollar - on anticipated transactions, primarily inventory purchases. The aggregate notional amount of these options at the end of fiscal year 2000, which expire in fiscal years 2001, approximated $71,500,000 and had a weighted average maturity of 366 days. The notional value of contracts expiring in fiscal 2000 and 2001 as of March 31, 1999 was $137,755,000 with a weighted average maturity of 465 days.

     The estimated fair values of unexpired foreign currency options held, which represents the amount the Company would receive if it terminated the agreements, at the end of fiscal 2000 and 1999 were $1,279,000 and $1,415,000, respectively. Realized net gains (losses) from foreign currency options were $72,000 and ($2,165,000) for fiscal 2000 and 1999, respectively.

     The fair value of the interest rate cap agreements represents the estimated amount that the Company would pay to terminate the agreements. At March 31, 2000 and 1999, the Company would have paid $1,398,000 and $1,367,000 to terminate these agreements.

     The Company realized gains during fiscal 2000 of $5,267,000 from foreign currency swaps between the Brazilian Real and U.S. dollar, but did not hold any such swaps at year-end.

     The Company is exposed to potential loss in the event of nonperformance by the counter-parties to its financial instruments. However, the Company does not anticipate nonperformance by the counter-parties, which are major financial institutions. The Company diversifies its exposure among counter-parties to reduce credit exposure to any one counter-party.

     Note 6. Notes and Bonds Payable:

     Short-term notes payable consist primarily of borrowings from various banks at interest rates ranging from 2.9% to 13.0% with a weighted average of 4.68% and 5.47% for the fiscal years ended March 31, 2000 and 1999, respectively. At March 31, 2000 and 1999, the Company maintained uncommitted bank lines of credit aggregating $304,598,000 and $341,046,000, respectively. Of these amounts, $143,648,000 and $211,620,000 were unused at March 31, 2000 and 1999, respectively. The fair value of the short-term notes payable approximates book value due to the relatively short maturity of these loans.

     Long-term notes and bonds payable are comprised of the following:

                                                                                        March 31
                                                                               2000                  1999

  Variable rate Spanish Peseta notes (currently 3.63%)........             $  3,035,000           $       -
  Variable rate mortgage notes (currently 3.91%) due
   fiscal 2002................................................                2,273,000              2,562,000
  6.47% Senior notes due fiscal 2006..........................               50,000,000             50,000,000
  6.46% Senior notes due fiscal 2009..........................               50,000,000             50,000,000
  Variable rate bonds (currently 3.1%), due
     fiscal 2010..............................................                    -                  4,450,000
                                                                           $105,308,000           $107,012,000

  Long-term notes and bonds payable maturing in the next five fiscal years and thereafter are as follows:

                                                                                          March 31

                                                                               2000                  1999

  F'2001......................................................             $      -               $       -
  F'2002 Variable rate notes..................................                2,728,000              2,562,000
  F'2003 Variable rate notes..................................                  759,000                   -
  F'2004 Variable rate notes..................................                  910,000                   -
  F'2005 Variable rate notes..................................                  911,000                   -
  F'2006 and later............................................             $100,000,000           $104,450,000


   Certain properties of the Company (approximate book value $3,359,000) are pledged as collateral for the mortgage notes. The requirements of the bond indentures include the maintenance by the Company of specified financial ratios and tests including a maximum ratio of indebtedness to total capitalization and a minimum interest coverage ratio.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

          Interest expense on all borrowings was charged to expense and aggregated $14,859,000 in fiscal 2000, $13,528,000 in fiscal 1999 and
          $13,894,000 in fiscal 1998.

          The fair value of the senior notes at March 31, 2000 was $99,598,500. The fair value of the senior notes at March 31, 1999 was $98,625,000. The fair value of the remaining long-term debt approximates book value.

Note 7. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the following:

                                                                                                             March 31
                                                                                                   2000                      1999

  Accounts payable - trade..............................................................       $ 53,477,000             $ 52,970,000
  Accrued salaries, wages, vacation pay and bonuses.....................................         20,876,000               23,934,000
  Accrued advertising and selling expenses..............................................         48,154,000               48,286,000
  Restructuring and re-engineering......................................................             -                     9,200,000
  Accrued legal.........................................................................         17,300,000               20,066,000
  Other current liabilities.............................................................         14,910,000               18,740,000

                                                                                               $154,717,000             $173,196,000
  Note 8. Income Taxes:

        Income taxes consisted of:

                                                                             Current                 Deferred         Total

  For the year ended March 31, 2000
         Federal.......................................................    $ 4,163,000            $    404,000     $ 4,567,000
         Foreign.......................................................     15,899,000              (2,058,000)     13,841,000
         State.........................................................        186,000                  35,000         221,000
                                                                           $20,248,000            $ (1,619,000)    $18,629,000

  For the year ended March 31, 1999
         Federal.......................................................    $ 3,679,000            $ (1,586,000)    $ 2,093,000
         Foreign.......................................................      7,179,000               6,403,000      13,582,000
         State.........................................................        336,000                (136,000)        200,000
                                                                           $11,194,000            $  4,681,000     $15,875,000

  For the year ended March 31, 1998
         Federal.......................................................    $ 3,741,000            $    752,000     $ 4,493,000
         Foreign.......................................................     11,353,000               2,135,000      13,488,000
         State.........................................................       (226,000)                 64,000        (162,000)
                                                                           $14,868,000            $  2,951,000     $17,819,000

          Deferred income tax expenses result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes.

          The source and the tax effect of these differences were as follows:


                                                                                2000             1999            1998

  For the year ended March 31:
     Depreciation........................................................  $(1,476,000)      $1,794,000       $(1,996,000)
     Expenses (not) currently deductible for
     tax purposes........................................................      (48,000)       2,702,000         6,376,000
     Other   ............................................................      (95,000)         185,000        (1,429,000)
             ............................................................  ($1,619,000)      $4,681,000        $2,951,000

   A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is as follows:

                                                                                            (In millions)

                                                                                2000            1999          1998
  For the year ended March 31:

   Tax at U.S. Federal statutory rate of 35%............................       $26.4           $23.6         $24.4
   Tax benefit on Puerto Rico investment income
     related primarily to tax-exempt bonds..............................        (2.5)           (2.6)         (2.7)
   Irish operating income taxed at lower rate..........................         (8.3)           (0.3)         (5.7)
   Reduction in taxes resulting from Puerto Rico
     source income subject to lower tax rate...........................         (1.4)           (5.0)         (2.8)
   Foreign tax rate differential.......................................          3.4             1.8           4.2
   Other...............................................................          1.0            (1.6)           .4
   Total...............................................................        $18.6           $15.9         $17.8

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

     The Company's subsidiaries in Puerto Rico have agreements which commenced in fiscal 1988 and expire in 2012, which provide for a 90% exemption from income taxes on operating income. The Company's subsidiary in Ireland has a 10% tax rate on export sales. The Company has not accrued U.S. federal income taxes on cumulative undistributed earnings of foreign subsidiaries of $249,144,000 as of March 31, 2000, since the majority of such earnings are expected to be permanently reinvested abroad. Where it is the intention to remit earnings, the related U.S. income taxes on these earnings, after giving effect to available tax credits, would not be material. The Company believes that the determination of the liability for the amount of unrecognized deferred taxes for temporary differences related to investments in foreign subsidiaries that are permanent in duration is not practicable.

   Deferred tax assets and liabilities consisted of the following:*
                                                            March 31,
   Deferred tax assets:                             2000                 1999

     Coupon accrual, sales discounts,
     and workers compensation..............     $ 3,194,000          $ 3,386,000
     Employee benefits.....................       9,050,000            6,754,000
     Accrual on vacation...................       1,035,000            1,329,000
     Deferred compensation.................       4,067,000            3,968,000
     Capital gain..........................      11,970,000           10,471,000
     Accrued restructuring.................             -              3,496,000
     Other.................................       8,842,000            4,250,000
                                                $38,158,000          $33,654,000

   Deferred tax liabilities:
     Property, plant and equipment.........     $16,144,000          $17,784,000
     SFAS No. 115 adjustment...............             -              1,083,000
     Other.................................      15,841,000           10,233,000

                                                $31,985,000          $29,100,000

   * As of March 31, 2000 and 1999, recoverable income taxes reflected in the balance sheet in "Other current assets" included current deferred tax assets of $19,906,000 and $12,709,000, respectively. The remaining deferred tax liabilities, net of deferred tax assets, were reflected in the balance sheet as "Deferred income taxes".


     Note 9. Retirement and Deferred Compensation Plans:

     In fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits. The Statement addresses disclosure only. It does not address liability measurement or expense recognition. There was no effect on financial position or net income as a result of adopting SFAS No. 132.

     The Company and its subsidiaries have several pension plans covering substantially all domestic employees and certain employees in foreign countries. The Company makes annual contributions to the plans equal to the amounts allowable under the Internal Revenue Service maximum full funding limitation. The domestic plan benefits are primarily based upon the employee's compensation during the sixty highest consecutive months of the last 120 months of employment and the number of years of service.

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

     The following tables provide a reconciliation of changes in domestic plan obligations and fair values of plan assets at March 31, 2000 and 1999, and a statement of the funded status of the domestic plans at March 31, 2000 and 1999, respectively:


                                                                          Pension Benefits                     Other Benefits
                                                                        2000            1999                 2000          1999

  Change in Benefit Obligation
   Benefit Obligation at Beginning of Year........................     $64,440,000       $74,756,000        $9,042,000   $8,554,000
   Service Cost...................................................       4,173,000         4,261,000           335,000      329,000
   Interest Cost..................................................       4,602,000         4,352,000           634,000      607,000
   Settlement.....................................................            -          (17,075,000)             -            -
   Special Termination Benefits...................................            -              931,000              -            -
   Amendments.....................................................            -              913,000              -            -
   Curtailments...................................................            -             (394,000)             -            -
   Employee Contributions.........................................            -                 -               21,000       15,000
   Actuarial(Gain)/Loss...........................................      (9,515,000)        2,761,000        (1,486,000)    (279,000)
   Benefit Payments...............................................      (5,721,000)       (6,065,000)         (357,000)    (184,000)
   Benefit Obligation at End of Year..............................     $57,979,000       $64,440,000        $8,189,000   $9,042,000

  Change in Plan Assets

   Fair Value of Assets at Beginning of Year......................     $62,102,000       $77,492,000              -            -
   Settlement.....................................................            -          (17,075,000)             -            -
   Actual Return on Assets........................................       3,958,000         4,523,000              -            -
   Employer Contribution..........................................         266,000         3,227,000           336,000     $169,000
   Employee Contribution..........................................            -                 -               21,000       15,000
   Benefits Payments..............................................      (5,721,000)       (6,065,000)         (357,000)    (184,000)
   Fair Value of Assets at End of Year............................     $60,605,000       $62,102,000         $    -      $     -

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)


                                                                             Pension Benefits                   Other Benefits
                                                                           2000            1999              2000            1999

  Statement of the Funded Status

   Funded Status..................................................    $  2,626,000    $ (2,338,000)    $( 8,189,000)    $(9,043,000)
   Unrecognized (Gain)............................................     (24,538,000)    (15,690,000)      (2,523,000)     (1,054,000)
   Unrecognized Prior Service Cost................................       3,835,000       4,304,000             -               -
   Unrecognized Transition Obligation.............................            -           (564,000)       3,649,000       3,930,000
   Accrued Benefit Cost...........................................    $(18,077,000)   $(14,288,000)    $ (7,063,000)    $(6,167,000)

     As of March 31, 2000 and 1999, accrued pension and other benefits costs are reflected in the balance sheet in "Deferred Compensation and Other Liabilities".

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $6,036,000, $2,309,000 and zero, respectively as of March 31, 2000 and $6,377,000, $4,288,000 and zero, respectively as of March 31, 1999.

     The following table provides the amounts recognized in the balance sheet as of March 31, 2000 and 1999:

                                                                             Pension Benefits                  Other Benefits
                                                                           2000            1999             2000            1999

   Prepaid Benefit Costs..........................................    $  5,089,000     $  4,615,000     $     -         $      -
   Accrued Benefit Liability......................................     (23,166,000)     (20,122,000)    (7,063,000)      (6,167,000)
   Intangible Asset...............................................            -           1,219,000           -                -
   Net Amount Recognized..........................................    $(18,077,000)    $(14,288,000)   $(7,063,000)     $(6,167,000)

     The following table provides the components of net periodic benefit cost for the domestic plans at March 31, 2000, 1999, and 1998.

                                                          Pension Benefits                               Other Benefits
                                               2000            1999            1998              2000           1999           1998

   Service Cost.......................      $4,173,000      $4,261,000     $ 3,592,000     $  334,000     $  328,000     $  286,000
   Interest Cost......................       4,602,000       4,353,000       4,515,000        634,000        607,000        622,000
   Expected Return on
     Plan Assets......................      (4,626,000)     (4,402,000)    (5,268,000)           -              -              -
   Amortization of
     (Gain) Loss......................            -            (52,000)    (4,935,000)        (17,000)          -              -
   Amortization of Prior
     Service Cost.....................         469,000         403,000         403,000           -              -              -
   Amortization of
     Transition Obligation............        (564,000)       (567,000)       (684,000)       281,000        281,000        281,000
   Annual Net Periodic
     Benefit Cost.....................       4,054,000       3,996,000      (2,377,000)     1,232,000      1,216,000      1,189,000
   Change in (gain) loss
      recognition ....................            -               -         (1,447,000)          -              -              -
   Voluntary Retirement
     Incentive Program................            -               -               -              -              -              -
   Curtailment Gain...................            -           (394,000)           -              -              -              -
   Settlement Gain....................           -          (2,807,000)           -              -              -              -
   Special Termination
     Benefits.........................           -             931,000       3,924,000           -              -              -
   Total Pension Cost.................      $4,054,000      $1,726,000     $   100,000     $1,232,000     $1,216,000     $1,189,000



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

     The assumptions used in measuring the Company's benefit plan obligations are as follows:

   Benefits Obligation at Beginning of Year

                                         Pension Benefits    Other Benefits
                                        2000         1999   2000         1999

   Discount Rate......................  8.25%        7.25%  8.25%          7.25%
   Expected Return on
     Plan Assets......................  9.00         9.00    -              -
   Salary Scale.......................  5.00         5.00    -              -

  NOTES TO CONSOLIDATED FINANCIAL
  STATEMENTS (Continued)

   Health Care Trend Rates

     A 6.5% annual rate of increase in the per capita costs of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5% for 2001 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the Accumulated Postretirement Benefit Obligation as of March 31, 2000 by approximately $240,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $20,000. Similarly, decreasing the assumed health care cost care trend rates by one percentage point in each year would decrease the
Accumulated Postretirement Benefit Obligation as of March 31, 2000 by approximately $266,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $23,000.

     The domestic plans are fully funded. Domestic Plan assets consist primarily of government bonds, corporate bonds and common stocks.

     The Company has a Special Stock Unit Plan (the "Plan") whereby selected participants receive the right to deferred compensation based on the growth in the Company's average earnings per share, as defined in the Plan, and the value of the awards is adjusted to reflect the dilutive effect of stock dividends. Charges under the Plan for the years ended March 31, 2000, 1999 and 1998 were $1,024,000, $495,000 and $2,894,000, respectively.

     The Company has employment contracts with four executives of the Company. These contracts specify the payment of benefits to the individual or beneficiary upon the termination of employment or death. Deferred compensation payable includes $3,651,000 at March 31, 2000 and $3,338,000 at March 31, 1999,
respectively.

  Note 10. Shareholders' Equity:

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

     On December 7, 1999, the Company announced that it may repurchase up to 500,000 shares of its Class A Common Stock on the open market or in privately negotiated transactions depending on market conditions and other factors. To date, the Company has repurchased and retired 370,000 Class A shares at an average price of $28.03 which represents 2.5% of total outstanding Class A shares. It is the Company's practice to purchase shares in the open market equal in number to shares issued pursuant to the exercise of options under the Company's Stock Option Plan. Accordingly, 7,000 shares were purchased during fiscal 2000 (See Note 14).

     On October 26, 1999, the Company declared an increased cash dividend of $.32 on the Class A Common Stock and an extra Common Stock dividend of 3% on both the Class A and Class B Common Stock, and an increased cash dividend of $0.11 1/8 per share on the Class B Common Stock, payable on January 3, 2000 to shareholders of record as of December 1, 1999.

     On November 3, 1998, the Company declared an increased cash dividend of $.3175 on the Class A Common Stock and an extra Common Stock dividend of 3% on both the Class A and Class B Common Stock, and an increased cash dividend of $0.11 1/16 per share on the Class B Common Stock, payable on January 4, 1999 to shareholders of record as of December 1, 1998.

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

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

     Changes in Class A Common Stock, Class B Common Stock and capital in excess of par value during fiscal 2000, 1999 and 1998 were as follows:

                                                       CLASS A                             CLASS B
                                                     COMMON STOCK                        COMMON STOCK
                                                                                                                      Capital in
                                                        Issued                             Issued                     Excess of
                                                 Shares            Amount            Shares              Amount       Par Value

  Balance, March 31, 1997..................    13,544,000          $1,354,000         7,936,000         $794,000       $249,375,000

  3% Stock Dividend........................       407,000              41,000           238,000           23,000         30,744,000
  Savings Incentive Plan(1)................        40,000               4,000             -                -              1,874,000

  Balance, March 31, 1998..................    13,991,000           1,399,000         8,174,000          817,000        281,993,000

  3% Stock Dividend........................       421,000              42,000           245,000           25,000         22,700,000
  Savings Incentive Plan(1)................        44,000               4,000             -                -              1,740,000

  Balance, March 31, 1999..................    14,456,000           1,445,000         8,419,000          842,000        306,433,000

  3% Stock Dividend........................       434,000              44,000           252,000           25,000         23,021,000
  Savings Incentive Plan(1)................        18,000               2,000             -                -                612,000
  Stock Options Exercised..................         7,000               1,000             -                -                277,000
  Stock Repurchase.........................      (377,000)            (38,000)            -                -            (10,650,000)

  Balance, March 31, 2000..................    14,538,000          $1,454,000         8,671,000         $867,000       $319,693,000

     (1) The Company has a voluntary savings incentive plan for eligible domestic employees. Company contributions to this 401(K) plan are used to purchase the Company's Class A Common Stock.


Note 11.  Legal Proceedings:

     The Company is involved in various routine litigation incidental to its continuing and previously discontinued operations. While the significance of these matters cannot be fully assessed at this time, management, on advice of counsel, does not believe that any additional liability that may arise from these proceedings will have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

Note 12.  Earnings Per Common Share:

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due primarily to the dilutive effect of outstanding stock options. Stock options totaling 214,904 and zero were not included in the computation of diluted earnings per share for the years ending March 31, 2000 and 1999, respectively, as the exercise prices were greater than the average market price of the common stock. Additionally, stock options were not granted prior to March 31, 1998.

     The following table reconciles the number of shares utilized in the earnings per share calculations:

                                                     Year Ended March 31,
                                           (In Thousands, Except Per Share Data)
                                              2000         1999           1998

  Net income............................... $56,759      $51,622        $51,792
  Earnings per common share-basic..........   $2.42        $2.19          $2.20
  Earnings per common share-diluted........   $2.42        $2.19          $2.20
  Number of shares (in thousands):
  Weighted average common shares-basic....   23,481       23,538         23,492
  Effect of dilutive securities:
   Stock options.......................... .      4            5              -

  Weighted average common shares-diluted.... 23,485       23,543         23,492


Note 13. Restructuring and Re-engineering Provision (Credit):

     In the fourth quarter of fiscal 1997, the Company approved a program (the "Program") to consolidate its manufacturing operations by closing six of its twelve production facilities in various parts of the world. The facilities to be exited were located in Belgium, the United Kingdom, Australia, Canada, the U.S. and Argentina. Significant components of the Program involved the termination of approximately 450 manufacturing employees (23% of its manufacturing workforce), the cleanup, closing and sale of plants, and the physical disposition of inventory and equipment.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

     The following table displays a rollforward of the liabilities for the manufacturing restructuring from inception to March 31, 2000:
(In Thousands)

                                                                                                        Amount    Amount    Re-
                  Original  Amounts             Amount                    Amount    Amount    Ending   Utilized  Reversed  maining
                  Provision Utilized  Remaining Utilized        Remaining Utilized  Reversed  Balance  in Fiscal in Fiscal Balance
Type of Cost      Fiscal    in Fiscal Balance   in Fiscal       Balance   in Fiscal in Fiscal 3-31-99* 2000      2000      3-31-2000
                  1997      1997      3-31-97   1998      Other 3-31-98   1999      1999

Employee severance
and related costs $15,454(a)   -      $15,454   ($7,516)($3,300) $4,638  ($2,637)  ($2,001)     -        -        -         -
Plant closing and
related asset
write-offs          32,978(b)$(24,468)   8,510      -     (8,510)   -        -         -         -        -        -         -
Re-engineering       7,184(c)  (7,184)    -         -       -       -        -         -         -        -        -         -
Contractual
obligations         16,834(d)  (5,042)  11,792    (7,500) 11,110  15,402     (562)  (5,640)    $9,200   ($623)  ($8,577)     -
& other
                   $72,450   $(36,694) $35,756  ($15,016)  ($700)$20,040  ($3,199)  ($7,641)   $9,200   ($623)  ($8,577)     -

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

     In 1997, the Company re-engineered certain major systems and processes. The non-recurring, incremental costs of the re-engineering aggregated to $7.2 million, and included primarily consulting costs and training costs. These amounts have been classified and presented within the Manufacturing restructuring and re-engineering provision caption on the fiscal 1997 income statement.

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

     As of March 31, 1998, the Company had discontinued substantially` all production at the U.S. location to be closed. The remaining production at the facility was due to a contractual agreement with the purchaser of the Company's ethical pharmaceutical products division, which was sold in fiscal 1996. In connection with the original restructuring plan, management believed that the facility would either be sold to the entity to which the Company was obligated for production or to another entity, whom it expected would assume responsibility for the production. As of March 31, 1998, the restructuring provision was increased to cover production costs remaining under the contract.

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

     The liability balance, $9.2 million, at March 31, 1999, represents the production costs remaining under the contract with the third party.

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS (Continued)

     During the current fiscal year, the Company transferred the production equipment from the U.S. facility to an unrelated party's facility and was relieved of its contractual obligation to produce a certain product.

     The Company sold the Canadian facility and the Argentinean facility in June 1999 and July 1999, respectively. In the third quarter, the Company sold the remaining manufacturing facility at a price that approximates its net book value. The sale of the facility completed the activities required under the Company's Program. Accordingly, the Company has reversed the remaining liability and recorded a restructuring credit of $8.6 million in its statement of income for the year ended March 31, 2000.

  Note 14.  Stock Option Plan

     In June, 1998 the Company implemented its Stock Option Plan (the "Plan") whereby incentive and nonqualified options to purchase shares of the Company's Class A Common Stock, par value $0.10 per share, may be granted to employees of the Company and its subsidiaries. The aggregate number of shares of common stock for which options may be granted under the Plan is 1,000,000. The fair market value of the Company's common stock is determined on the date of grant as quoted on the NASDAQ National Market. Stock options expire ten years from the date they are granted and vest over service periods of three years, although early vesting may occur in cases of death, disability or normal retirement.

     The following tables summarize activity regarding stock options for the years ended March 31, 2000 and 1999:

                                       Options                  Weighted Average
                                       Outstanding*             Exercise Price*
  Balance at March 31, 1998                -                         -
  Options granted                       107,367                   $35.79
  Options exercised                        -                         -
  Options cancelled/forfeited            (2,920)                   37.06
  Balance March 31, 1999                104,447                    35.83
  Options granted                       185,720                    37.70
  Options exercised                      (7,451)                   37.32
  Options cancelled/forfeited            (3,462)                   38.74
  Balance at March 31, 2000             279,254                    37.00

  There were stock options exercisable with respect to 6,770 and 7,182 shares at March 31, 2000 and 1999 respectively.

                         Options            Options            Remaining
                         Outstanding at     Exercisable at     Contractual
  Exercise Price*        March 31, 2000*    March 31, 2000*    Life in Years
        $36.23               41,187              691               8.2
         37.32                4,397            4,397               8.2
         34.88                6,685             -                  8.2
         32.28               18,034             -                  8.5
         37.01               17,160             -                  8.7
         37.38                8,241             -                  8.9
         40.41                5,841             -                  9.2
         42.23              103,104            1,682               9.2
         41.26                4,315             -                  9.2
         37.56               23,974             -                  9.5
         28.81                3,263             -                  9.7
         25.00               21,120             -                  9.7
         25.38                2,128             -                  9.7
         29.75                2,895             -                 10.0
         28.69               16,910             -                 10.0
                            279,254            6,770

         *Adjusted to reflect 3% stock dividends with the exception of options that were cancelled/forfeited.

  NOTES TO CONSOLIDATED FINANCIAL
  STATEMENTS (Continued)


  The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB 25")and related interpretations in accounting for its Plan. During the year ended March 31, 2000, the Company did not recognize compensation expense for options granted to employees as the option exercise price per share of Class A Common Stock was equal to the closing sale price of the stock on the date of grant as quoted on the NASDAQ National Market. The Company estimates that it will recognize compensation expense in an aggregate amount of $0 in future years as options vest for grants made during fiscal 2000.

  Had compensation expense for options granted to employees been determined based upon the fair value at the date of grant of awards under the Plan consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock Based Compensation," ("SFAS 123"), the Company's net income and income per share for the year ended March 31, 2000 and 1999 would have decreased by approximately $631,000 or $0.03 per share and $159,000 or $0.01 per share, respectively.

  The fair value of options granted to employees during the years ended March 31, 2000 and 1999 have been determined on the date of the respective grants using the Black-Scholes option pricing model based on the following weighted average assumptions:

                                    2000                                1999
  Risk-free rate                    6.37%                              5.19%
  Volatility                        48.3%                              25.0%
  Expected life                   5 years                            5 years
  Dividend yield                    4.64%                              3.50%

  Using the Black-Scholes model, the average fair value of options granted in fiscal years 2000 and 1999 was $13.60 and $7.99 respectively.

  Note 15.  Accumulated Other Comprehensive Loss:

  Components of accumulated other comprehensive loss consist of the following:

                                        (Dollars in Thousands)
                                                                   Accumulated
                                Foreign           Unrealized       Other
                                Currency          Gains/(Losses)   Comprehensive
                                Translation       on Securities    Loss

   March 31, 1998                $(18,241)         $3,692           $(14,549)

   Change in fiscal 1999            4,232             530              4,762

   March 31, 1999                 (14,009)          4,222             (9,787)

   Change in fiscal 2000          (17,994)         (8,241)           (26,235)

   March 31, 2000                $(32,003)        $(4,019)          $(36,022)


  Note 16. Segment Information:

   The Company has adopted SFAS No. 131, "Disclosure about Segments of a Business Enterprise and Related Information," which requires reporting certain financial information according to the "management approach." This approach requires reporting information regarding operating segments on the basis used internally by management to evaluate segment performance.

   The  accounting  policies of the segments are the same as those  described in
  Note 1, "Significant Accounting Policies". Segments are determined based on geographic area. The Company evaluates the performance of its segments based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, the effects of nonrecurring items, and income tax expense.

   The Company was managed until last fiscal year in three  operating  segments:
  United States; Europe, Africa and the Middle East; and Latin America, Canada, and Asia/Pacific. During fiscal 2000, the operations were divided into two geographic areas: Americas, covering USA, Canada and Latin America, and International, covering Europe, Asia/Pacific, Africa and Middle East. Prior year data has been restated for comparability purposes.

  NOTES TO CONSOLIDATED FINANCIAL
  STATEMENTS (Continued)

   The following table presents information concerning the Company's continuing operations by geographic area for the years ended March 31, 2000, 1999 and 1998.

                                                                                   2000              1999                1998
                                                                                                 (in thousands)
  GEOGRAPHIC AREA Net Sales:
     Americas.............................................................     $  424,317       $  420,426            $  462,231
     International........................................................        440,003          400,675               400,826
     Consolidated net sales...............................................     $  864,320       $  821,101            $  863,057

   Operating Income:
     Americas.............................................................     $   64,086       $   71,754            $   71,583
     International........................................................         50,067           32,016                47,975
     Total operating income...............................................        114,153          103,770               119,558
     General corporate expenses, net (1)..................................        (38,815)         (36,273)              (49,947)
     Consolidated income before income taxes..............................     $   75,388       $   67,497            $   69,611

   Assets:
     Americas.............................................................     $  496,987       $  507,308            $  484,153
     International........................................................        355,037          324,016               329,369
     Total identifiable assets............................................        852,024          831,324               813,522
     General corporate assets (2).........................................        324,907          335,439               273,550
     Consolidated assets..................................................     $1,176,931       $1,166,763            $1,087,072

   Depreciation and Amortization:
     Americas.............................................................     $   20,302       $   18,209            $   16,634
     International........................................................         10,070            7,901                 8,036
     Consolidated depreciation and amortization...........................     $   30,372       $   26,110            $   24,670

   Capital Expenditures:
     Americas.............................................................     $   18,984       $   30,324            $   28,545
     International........................................................          8,594            9,430                17,277
     Consolidated capital expenditures....................................     $   27,578       $   39,754            $   45,822


   (1) General corporate expenses include administrative expenses, translation losses relating to highly inflationary countries, interest expense less investment income and manufacturing restructuring provision and credits.

   (2) General corporate assets include cash and cash equivalents, marketable and long-term securities.

  Note 17.  Contingency Payments:

   The Company is conditionally liable for additional milestone payments of $29 million related to the Atridox(Registered trademark) acquisition if certain future events occur. The timing of such future occurrences cannot currently be estimated.

  Note 18.  Subsequent Event:

   In April, Block Drug Company Canada acquired the Spectro(Registered trademark) line of over-the-counter dermatology products, including soapless hand and face cleansers and an antifungal antiseptic cleanser for approximately $9 million.

  QUARTERLY FINANCIAL INFORMATION
  (Unaudited)

   The following is a tabulation of quarterly results of operations for the years ended March 31, 2000 and 1999:

                                                                                Fiscal 2000 Quarters
                                                            First              Second             Third(2)          Fourth

  Net sales........................................... $ 200,895,000       $ 214,868,000      $ 209,461,000       $ 239,096,000
  Gross profit........................................   132,144,000         139,186,000        132,663,000         142,206,000
  Income Before Income Taxes..........................    18,284,000          18,335,000         19,052,000          19,717,000
  Net Income     .....................................    13,147,000          13,878,000         13,615,000          16,119,000
  Earnings per share of Common Stock..................          $.56                $.59               $.57                $.69
   (Basic and Diluted)(1)
                                                                              Fiscal 1999 Quarters
                                                              First              Second              Third             Fourth(2)

  Net sales...........................................  $189,447,000        $204,063,000      $ 194,485,000        $233,106,000
  Gross profit........................................   125,270,000         133,479,000        116,775,000         143,732,000
  Income Before Income Taxes..........................    16,194,000          16,910,000         17,639,000          16,754,000
  Net Income .........................................    11,935,000          12,794,000         12,313,000          14,580,000
  Earnings per share of Common Stock
   (Basic and Diluted)(1).............................          $.51                $.54               $.52                $.62

     (1)  Restated to reflect the three percent stock dividends (See Note 10).

     (2) Reflects a credit of $8,577,000 and $12,673,000 for the fiscal years 2000 and 1999, respectively, in connection with a restructuring and re-engineering. See Note 13 to the Consolidated Financial Statements.

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

   Leonard Block                           88              9/48               6/01        Senior Chairman of the Board
   James A. Block                          63              4/63               6/01        Chairman of the Board
   Thomas R. Block                         55              7/70               6/01        President
   Peter M. Block                          33              5/97               6/01        President, International Division
   Michael P. Danziger                     36              1/98               6/01        President, The Steppingstone
                                                                                          Foundation
   Peggy Danziger                          60              5/89               6/01        Private Investor
   Dominick P. DePaola,                    57             10/97               6/01        President & Director, Forsyth Institute
   D.D.S., Ph.D.                                                                          Boston, MA
   William T. Golden                       90              7/70               6/01        Corporate Director and Trustee
   Melvin Kopp                             70             12/78               6/01        Senior Vice President
   Peter C. Mann                           58              3/96               6/01        President, Americas Division
   John E. Peters                          58             10/88               6/01        Senior Vice President, General Counsel
                                                                                          and Secretary
   Peter J. Repetti                        82              3/76               6/01        Member, Fulbright & Jaworski L.L.P.
                                                                                          (Retired)
   Mary C. Tanner                          50              9/95               6/01        Financial Consultant
==================================== ============ ==================== =================  ==========================================

     The  following  family  relationships  exist  among  the  Directors  of the
Company: Leonard Block is the father of Thomas R. Block and Peggy Danziger, the uncle of James A. Block, great uncle of Peter M. Block and the grandfather of Michael P. Danziger. James A. Block is the father of Peter M. Block. Thomas R. Block and Peggy Danziger are brother and sister and are first cousins of James
A. Block. Michael P. Danziger is the son of Peggy Danziger, grandson of Leonard Block, and nephew of Thomas R. Block.

       Each Director of the Company has been employed by the Company for the past five years except for (i) William T. Golden who is a director and trustee of Verde Exploration Ltd, (ii) Peter J. Repetti, an attorney and a retired member of the New York law firm of Fulbright & Jaworski L.L.P., (iii) Peggy Danziger, who is a private investor, (iv) Michael P. Danziger, President, The Steppingstone Foundation, (v) Mary C. Tanner, a Financial Consultant, and (vi) Dominick P. DePaola, DDS, Ph.D, President & Director, Forsyth Institute.

     The Executive Committee consists of Leonard N. Block, James A. Block, Thomas R. Block and Peter M. Block.

     The Audit Committee consists of Thomas R. Block, William T. Golden and Mary Tanner.

     The  Compensation  Committee  consists  of  William  T.  Golden  and  Peter
J.Repetti.

     None of the Directors serve on the Boards of Directors of any other public corporation, except for (i) William T. Golden who serves on the Board of Directors of Verde Exploration Ltd. and General American Investors.

       On October 31, 1977, Leonard Block and James A. Block executed a document setting forth their mutual intent concerning the representation of the Melvin Block family group and the Leonard Block family group on the Board of Directors of the Company. Melvin Block (deceased) is the father of James A. Block and brother of Leonard Block. They stated their intention as shareholders and not as directors to maintain equal representation of the Melvin Block family group and the Leonard Block family group on the Board of Directors. On January 8, 1998, Leonard Block and James A. Block executed a letter expressing their mutual intent to add another Leonard Block family group member to the Board of Directors of the Company. The letter authorizes the Melvin Block family group to add a fourth representative to the Board of Directors. They further stated their awareness that the sentiments expressed in such letters did not constitute a binding agreement between them and that all actions taken in the future by them in whatever capacity to elect directors must and would be those which, in their judgment, would be in the best interest of the Company. At present, the Melvin Block family group has three (3) representatives on the Board of Directors: James A. Block, Peter M. Block, and Peter J. Repetti (attorney); and the Leonard Block family group has four (4) representatives on the Board of Directors: Leonard Block, Thomas Block, Peggy Danziger and Michael P.
  Danziger.

     (b) Executive Officers of the Registrant

       The following is a list of each executive officer of the Company, the date his present term of office will expire, and all other positions presently held with the Company:


Item 10.  Directors and Executive Officers of the Registrant: (Continued)


                                                  Date of            Date Term
             Name                   Age         Appointment           Expires                         Positions
=============================== ========== ===================== =================  ============================================

  Leonard Block                      88             10/88               6/01        Senior Chairman of the Board (1)
  James A. Block                     63             10/88               6/01        Chairman of the Board(1)
  Thomas R. Block                    55             10/88               6/01        President(1)
  Peter M. Block                     33             5/97                6/01        President, International
                                                                                    Division(1)
  Peter Anderson                     45             5/99                6/01        Senior Vice President, Chief
                                                                                    Financial Officer (2)
  Claus E. Blach                     61             5/98                6/01        Senior Vice President,
                                                                                    Continental Group(2)(3)
  Rodger Bogardus                    59             1/99                6/01        Senior Vice President, Research
                                                                                    and Technology(2)
  Melvin Kopp                        70             10/72               6/01        Senior Vice President(2)(3)
  Peter C. Mann                      58             11/79               6/01        President, Americas Division(1)(3)
  John E. Peters                     58             12/78               6/01        Senior Vice President, General
                                                                                    Counsel and Secretary(2)(3)
  James S. Rigby                     49             5/98                6/01        Senior Vice President, UK
                                                                                    Group(2)(3)
  Gilbert Seymann                    61             5/84                6/01        Senior Vice President,
                                                                                    Worldwide Operations(2)(3)
  William G. Whiteside               59             5/98                6/01        Senior Vice President, Canada,
                                                                                    Japan, N. Asia Group(2)(3)
=============================== ========== ===================== =================  ============================================


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

       Peter M. Block is President, International Division, a Member of the Office of the Chief Executive, and is responsible for the Company's businesses in Europe, Africa, the Middle East and Asia.

       Peter Anderson is Senior Vice President and Chief Financial Officer.

     Claus E. Blach, Senior Vice President, International is responsible for the Company's businesses in Continental Europe.

       Rodger  Bogardus,  Senior  Vice  President,   Research  &  Technology  is
  responsible for all research, development and corporate quality activities.

       Melvin Kopp is Senior Vice President of the Company.

       Peter C. Mann, President, Americas Division,a Member of the Office of the Chief Executive, is responsible for all U.S. marketing, sales and corporate development and is responsible for the Company's businesses in Canada and Latin America.

     John E. Peters, Senior Vice President, General Counsel and Secretary, is the Chief Legal Officer of the Company.

       James S. Rigby, Senior Vice President, International , is responsible for the Company businesses in the U.K., the Middle East, Africa and certain European markets.

       Gilbert Seymann, Senior Vice President - Worldwide Operations, is responsible for manufacturing and corporate engineering activities worldwide.

       William G. Whiteside, Senior Vice President, International is responsible for the Company's businesses in Japan, Korea and Austral/Asia.

       All executive officers of the Company have been employed by the Company in the same or similar capacities for at least the last five years except for Mr. Bogardus and Mr. Anderson who joined the Company on 1/4/99 and 5/18/99 respectively.

  Item 11. Executive Compensation

       The following table sets forth information in respect of compensation for the fiscal years ended March 31, 2000, 1999 and 1998, for the five most highly compensated executive officers of the Company based upon total annual salary and bonus for the fiscal year ended March 31, 2000 (the "Named Executives").




                                                                                     Long Term Compensation
                                                                                ================================
                                                 Annual Compensation                      Awards        Payouts
                                      ========================================  ======================= ========  ============
                                                                     Other        Restricted
                                                                     Annual       Stock       Options   LTIP      All Other**
         Name and Principal           Fiscal   Salary      Bonus     Compen-      Award(s)    /SARs     Payouts   Compensation
              Position                 Year      $           $       sation ($)     ($)        ($)        ($)         ($)
  Leonard Block                        2000   394,556     90,500        *            *          *          *        26,228
   Senior Chairman of the              1999   394,556     90,700                                                    35,588
   Board                               1998   382,031    153,700                                                    35,480
  James A. Block                       2000   377,355    131,900        *            *           *         *        10,983
   Chairman of the Board               1999   367,064     86,300                                                    13,607
                                       1998   357,083    148,900                                                    13,527
  Thomas R. Block                      2000   377,355    132,300        *            *           *         *         8,250
   President                           1999   367,064     92,800                                                     8,076
                                       1998   357,083    151,400                                                     7,574
  Peter M. Block                       2000   321,154     61,700        *            *           *         *         5,479
   President, International Division   1999   245,585     39,300                                                     5,066
                                       1998   209,308     28,200                                                     4,988
  Peter C. Mann                        2000   415,385    135,700        *            *           *      137,659***   8,417
   President, Americas Division        1999   343,743    162,500                                         68,448***   9,802
                                       1998   322,146    153,900                                        144,220***   9,709
==================================    ======  =======    =======     ========     =======     =======   ==========  =======

     * None to be reported.

     ** Other compensation includes the value of the Company's matching contribution for the 401-K and group life insurance imputed income.

     *** Payments made pursuant to awards under the Special Stock Unit Plan as follows: The 2000 payout is based upon two awards, one granted in December 1994 and the other granted in February 1995. The 1999 payout is based upon one award granted in December, 1993. The 1998 payout is based upon two awards granted in January 1993.

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

     Effective November 1, 1997, the Company entered into an Employment Agreement with Peter M. Block to run through April 30, 2007. Pursuant to the agreement, Peter M. Block's annual base salary is to be no less than $225,000, which shall be adjusted annually by the same factor used by the Company to increase the salaries of Company executives who are not in salary ranges, which is the salary administration policy used to regulate the salaries of the majority of employees, and additionally as deemed appropriate by the Company's Office of the Chief Executive to reflect additional assignments and enhanced responsibilities. Peter M. Block has been employed by the Company since 1991.

     Effective May 1, 1997, the Company entered into the following agreements with Melvin Kopp, Senior Vice President: (i) a Consulting Agreement which expires on February 28, 2005. Under the Consulting Agreement, Mr. Kopp, now retired, will continue to provide the Company with his services for a minimum of one hundred days annually. Mr. Kopp's compensation for each day of service as a Consultant will be equivalent to the daily cost to the Company if he continued as an employee after his retirement in 1995. His compensation will be adjusted annually in accordance with the Company's salary administration policy, (ii) a Change in Control Agreement (CIC) which mirrors the provisions of the CICs entered into with key executives of the Company, and (iii) Deferred Compensation Agreements, the provisions of which mirror the terms of the Company's Special Stock Unit Plan, including issuing replacement awards that mirror the terms of the Company's Stock Option Plan.

     On January 1, 1998 Stafford-Miller Limited, a wholly owned subsidiary of Block Drug Company, Inc. entered into an Employment Agreement with James Rigby, the Managing Director of Stafford-Miller Limited and a Director of the Company. The Agreement provides for a minimum annual base salary of no less than Sterling Pounds 175,590, which will be adjusted in accordance with certain economic factors. The Agreement shall continue for an indefinite period but may be terminated without cause by either party upon three months prior written notice; (however, the Agreement contains certain Change-in-Control provisions). Jim Rigby has been employed with the Company since 1976.

     On January 30, 1990, Stafford-Miller Continental (a wholly owned subsidiary of Block Drug Company, Inc.) entered into an Employment Agreement with Claus E. Blach, Manager Director of Stafford-Miller Continental. The Agreement provides for an annual salary of DM 325,000. The Agreement is for an indefinite term. Claus Blach is also covered under a Change-of-Control Agreement.

     The Company's compensation program for nonemployee directors provides that each nonemployee director receive an annual fee of $8,500, payable in quarterly installments. During the 1999 calendar year, nonemployee directors also received $1,250 for each board of directors meeting attended. This attendance fee was increased to $1,350 for the 2000 calendar year. In addition, during the 1999 calendar year, members of the audit committee and compensation committee receive fees of $900 and $450, respectively, for each committee meeting attended. These fees were increased to $950 and $475, respectively for the 2000 calendar year. With the exception of Melvin Kopp, employees of the Company receive no additional compensation for acting as a director or member of a committee of the board of directors. The Company also reimburses directors for expenses incurred in connection with meetings of the board of committees.

     The Company maintains defined benefit pension plans under which annual costs are actuarially computed based on the overall assets in these plans and the actuary's estimates of the present value of overall benefits. The following table sets forth benefits that will be received under these plans based on the participants' final average compensation and payable on retirement years of service:


                          2000 Proxy Statement Table of
                        Annual Pension Benefits by Final
                Average Compensation and Service Classifications
================================================================================
                                Years of Service at Age 65
Final Average
Compensation
=============
                    10             20            30                40
                ==========     ==========    ==========        ==========
$ 50,000        $ 5,251.80     $10,503.60    $15,755.40        $22,506.00
 100,000         12,438.60      24,877.20     37,315.80         51,462.00
 150,000         19,938.60      39,877.20     59,815.80         81,462.00
 200,000         27,438.60      54,877.20     82,315.80        111,462.00
 250,000         34,938.60      69,877.20    104,815.80        135,000.00*
 300,000         42,438.60      84,877.20    127,315.80        135,000.00*
 350,000         49,938.60      99,877.20    135,000.00*       135,000.00*
========        ==========     ==========   ===========       ===========

  * Maximum permissible benefit under IRC Sec. 415, effective January 1, 2000.

     The Company's domestic pension expense for the fiscal years ended March 31, 2000 and 1999 was $4,054,000 and $1,726,000 respectively.

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

     With respect to the figures of the table on page 45, the accrual of pension benefits is estimated using only the individual's base salary calculated on a calendar rather than a fiscal year basis. The base salaries used for the estimation of pension benefits for the individuals listed in the table are:
James A. Block ($374,475.72); Thomas R. Block ($374,475.72); Peter M. Block ($298,969.18); and Peter C. Mann ($398,897.04).

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

     As of March 31, 2000, the four (4) employees described in Item 11 had the following credited years of service in these plans: James A. Block, 38 years; Thomas R. Block, 30 years; Peter M. Block, 8 years; and Peter C. Mann, 27 years.

                             Special Stock Unit Plan

     This plan is intended to provide greater motivation and incentive for those eligible employees of the Company and its Subsidiaries who are making and can continue to make significant contributions to the success of the business, to attract and to retain employees of outstanding caliber and competence and to enhance the identity of interests between the shareholders of the Company and the employees who are participants in this plan. With the May 27, 1998 adoption of the Company's Stock Option Plan, all new eligible employees may become participants in only the Stock Option Plan. Current Special Stock Unit participants may irrevocably elect to receive any future awards in Stock Options (new, not replacement awards) instead and, as of March 31, 2000, approximately 59% had so elected.

     The purpose of the plan is to provide supplemental income, at intervals specified in the plan, to participants during their employment and to provide deferred compensation, which is considered as qualified retirement benefits, to participants upon their retirement.

     Under this plan, units (the value of which is based on a formula, the key component of which is a multiple of earnings per share of Class A Common Stock) may be awarded from time to time to employees by the Committee administering this plan, which consists of Leonard Block, James Block, Thomas Block and Peter Block, who do not participate in the Plan. The participant (or beneficiary in the case of death) will be entitled to receive, subject to certain conditions, an amount reflecting the maximum appreciation in value (not subject to reduction) of such units (as determined under this plan) between the date of the award and the dates provided in this plan for valuing units. As of March 31, 2000, the units were valued at $106.14.

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

     As of March 31, 2000, a total of 266,056 units had been awarded having an average value of $98.26 per unit. Of those 266,056 units, 33,330 units at an average value of $106.81 per unit were awarded during the past fiscal year. During fiscal year 2000, the following units were awarded to Peter C. Mann; 1,385 units at $108.32 per unit and 2,373 units at $105.37 per unit.

     During the year ended March 31, 2000, an aggregate amount of $1,910,604.34 was paid in lump sum payments to the participants in the Special Stock Unit plan.



             Long-Term Incentive Plans - Awards In Last Fiscal Year
                                                                          Estimated Future Payouts Under Non-Stock
                                                                                        Price-Based Plans
                                                   Performance or
                             No. of Shares,         Other Period              **                ***               No
                             Units or Other        Until Maturity          Threshold          Target            Maximum
           Name                  Rights               or Payout               ($)               ($)               ($)
========================= ===================  =====================  =================  ===============  =================
  Peter C. Mann                   1,385*            5 Years                   71               92,000              -
=========================                      =====================                                      =================
                                  2,373*                                       0              153,000
                          ===================                         =================  ===============


     * During fiscal year 2000, the following  units were awarded to executives:
1,385 units at $108.32 per unit and 2,373 units at $105.37 per unit to Peter C. Mann.

     ** Minimum vested value as of March 31, 2000

     *** Projected value at maturity, based on assumed 10% annual compounded Earnings Per Share increase over the five-year period from inception of the award to maturity. Note: See accompanying description of Plan above.


                                Stock Option Plan

     On May 27, 1998, the Company's Stock Option Plan was adopted by the Company. This Plan affords to its Participants the right to purchase, from time to time, pursuant to the terms and conditions of the Plan and options granted thereunder, Class A Common Stock, $.10 par value per share, of the Company. The purpose of this Plan is to provide greater motivation and incentive for those eligible employees of the Company and its Subsidiaries who are making and can continue to make significant contributions to the Company's success, and to attract and retain employees of outstanding caliber and competence and enhance the common interests of stockholders and employees. The aggregate number of shares available for issuance pursuant to options is equal to ten percent of the total number of outstanding shares of all classes of common stock of the Company. Currently 1,000,000 shares have been registered for issuance under the Plan. The Committee administering this Plan is comprised of Leonard Block, James Block, Thomas Block and Peter Block, who do not participate in the Plan. Options vest in three years, although early vesting may occur in cases of death, disability or normal retirement and later vesting may be required in certain foreign countries and generally expire ten years after grant. In June 1998, the first options under the plan were issued. Options granted during fiscal 2000 and 1999, were 107,367 at a weighted average price of $35.79 and 185,720 at a weighted average price of $37.70, respectively. Currently, there are 279,254 options outstanding. Vested options as of March 31, 2000 and 1999, were 6,770 and 7,182, respectively.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

     (a) Securities ownership of certain beneficial owners:

     The following table sets forth, as of June 6, 2000, each person who owns of record, or is known by the Company to beneficially own more than 5% of the outstanding Class B Common Stock of the Company, which stock is the only class of voting securities of the Company.


                                      Name and Address                     Amount and Nature               Percent
     Title of Class                  of Beneficial Owner                of Beneficial Ownership           of Class
======================== =========================================== =============================  ====================
  Class B Common           Leonard Block, Representative                     4,335,686 (1)                   50%
                           Leonard Block Family Shareholders'
                           Agreement dated April 18, 1991
                           257 Cornelison Avenue
                           Jersey City, N.J.  07302-9988
  Class B Common           James A. Block, Trustee                           4,335,686 (2)                   50%
                           Voting Trust Agreement
                           dated January 11, 1990
                           257 Cornelison Avenue
                           Jersey City, N.J.  07302-9988
======================== =========================================== =============================  ====================

            (1) Pursuant to a shareholders' agreement, dated April 18, 1991, Leonard Block has sole voting power with respect to these shares. The following shares are beneficially owned by the Leonard Block Trust, 433,796; the Thomas Block Trust, 1,950,945 and the Peggy Danziger
     Trust, 1,950,945.

            (2) James A. Block has sole voting power with respect to these shares as a result of a Voting Trust Agreement entered into as of January 11, 1990. The voting trust agreement grants the trustee the power to vote the shares which are subject to the agreement. The Voting Trust Agreement is for a 21 year term. James A. Block is a co-trustee of the trusts which are parties to the Voting Trust Agreement and pursuant to these trusts, James A. Block has sole investment power with respect to these shares. James A. Block disclaims beneficial ownership to all 2,167,843 shares held in trust for the benefit of Susan B. Stearns.

     (b)          Securities ownership of management:

     The following table sets forth, as of June 6, 2000, the securities ownership of all directors and Named Executives, individually, and all Directors and Officers of the Company, as a group.

Item 12. Securities  Ownership of Certain  Beneficial Owners and Management
(Cont'd)


                                                             BLOCK DRUG COMPANY, INC.
                                                           SECURITIES BENEFICIALLY OWNED
                                                                                                                    Class B Common
                                                                                                                  Stock Beneficially
                                                                                                                       Owned

                                                      Class A Common Stock Beneficially Owned
       Name of Beneficial               No Shared            Shared              401(k)
              Owner                    Investment          Investment              Plan           Percentage
                                          Power               Power             Holdings             Owned
   Leonard Block                        1,177,243                  -              1,024                 8%          4,335,686-50%
   (1) (4) (7)
   James A. Block                       2,737,978                  -              2,689                19%          4,335,686-50%
   (2) (3) (5)
   Thomas Block                            72,766          2,490,791              1,921                18%                -
   (4) (7)
   Peter M. Block                       1,352,529                  -                756                 9%                -
   (2) (5)
   Peter Anderson                               -                  -                  -                  -                -
   Claus Blach                                350                  -                  -                  *                -
   Rodger Bogardus                          2,000                  -                 29                  *                -
   Michael P. Danziger                     87,008          1,066,893                  -                 8%                -
   (6) (7)
   Peggy Danziger                          78,826          1,322,833                  -                10%                -
   (4) (6) (7) (9)
   Dominick P. DePaola                          -                  -                  -                  -                -
   Gordon J. Girvin                             -                  -              1,481                  *                -
   William T. Golden                        6,795             23,982                  -                  *                -
   Melvin Kopp                              4,343                  -                  -                  *                -
   Peter C. Mann                            1,519                115              2,447                  *                -
   John E. Peters                               -              3,282              2,142                  *                -
   Peter J. Repetti (8)                       290                  -                  -                  *                -
   James S. Rigby                               -                  -                  -                  -                -
   Gilbert M. Seymann                       1,163                  -              2,018                  -                -
  Mary C. Tanner                                -                  -                  -                  -                -
  William G. Whiteside                        303                  -                  -                  *                -
  All Directors and                             -                  -                  -                53%                -
  Officers as a Group
  (21 persons)
=============================         ==============       ============     ==============      ==============

* Represents less than one percent (1%) of Class A Common Stock of the Company.

Item 12. Securities Ownership of Certain Beneficial Owners and Management
(Cont'd)

     (1) Leonard Block owns 339,335 shares (not including 401(k) Plan Holdings); is deemed to be the beneficial owner of but disclaims ownership of: 833,401 shares owned by Adlen Corporation, of which Leonard Block is the sole shareholder; 4,507 shares owned by Adele Block, his wife.

     (2) James A. Block owns 125 shares (not including 401(k) Plan Holdings); is deemed to be the beneficial owner of: 189,304 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Peter and Valerie Block, his children) and has sole investment powers with respect to the shares held by such trust; 981,147 shares owned by a trust for the benefit of James A. Block of which he is a co-trustee (with Susan B. Stearns, his sister, and Peter and Valerie Block, his children); 182,000 shares held in an L.L.C. for the benefit of James A. Block, and Peter and Valerie Block, his children. James A. Block has sole investment powers with respect to the shares held by such trusts and the L.L.C. For the purpose of reporting shares for which a beneficial owner has sole investment power in the tabular presentation on page 52, all 1,352,451 shares of these two trusts and the L.L.C. have been included in the total number of shares reported for both James A. Block and Peter Block, and as a result such shares have been reported twice; and 1,385,402 shares owned by two trusts for the benefit of Susan B. Stearns of which James A. Block is the co-trustee (with Susan B. Stearns, his sister) and has sole investment powers with respect to the shares held by such trusts. James A. Block disclaims ownership to all 1,385,402 Class A shares and 2,167,843 Class B shares owned by the trusts for the benefit of Susan B. Stearns of which he is a trustee or co-trustee. In computing the percentage of Class A shares owned by a beneficial owner, 1,352,451 shares (representing the total number of shares owned by the two trusts in which Peter Block is a co-trustee with James A. Block and the shares held in the L.L.C.) were allocated to James A. Block and 1,352,451 shares were allocated to Peter Block, and as a result, the percentage of Class A shares owned has been attributed to both parties. In computing the aggregate number of shares owned by directors and officers as a group, the 1,352,451 shares owned by these two trusts and the L.L.C. were counted only once.

     (3) James A. Block has sole voting power with respect to the Class B shares as a result of voting trust agreement entered into as of January 11, 1990. The voting trust agreement grants the trustee the power to vote the shares which are subject to the agreement. The voting trust agreement is for a 21 year term. James A. Block is a co-trustee of the trusts which are parties to the voting trust agreement and pursuant to these trusts, James A. Block has sole investment power with respect to the Class B shares. James A. Block disclaims beneficial ownership to all 2,167,843 shares held in trust for the benefit of Susan B. Stearns, his sister who is not active in the business.

     (4) Thomas Block is deemed to be the beneficial owner but disclaims ownership of: 27,733 shares owned by Marilyn Friedman, his wife; 45,033 shares held by Marilyn Friedman, as Custodian under the New York State Uniform Gifts to Minors Act for Jonathan Block and Alison Block, the children of Thomas Block; 180,913 shares owned by two trusts for the benefit of Jonathan Block and Alison Block, his children, of which Thomas Block is a co-trustee (with Marilyn Friedman, his wife) and shares investment powers with respect to the shares held by such trusts; 2,031,614 shares owned by a trust for the benefit of Thomas Block of which Thomas Block is a co-trustee (with Adele Block, his mother, and Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trust; 278,264 shares owned by four trusts of which Thomas Block is a co-trustee (with Peggy Danziger, his sister) and shares investment powers with respect to the shares held by such trusts; for the purposes of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 52, all 278,264 shares of these four trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger, and as a result have been reported twice. In computing the

Item 12. Securities Ownership of Certain Beneficial Owners and Management
(Cont'd)

percentage of Class A shares owned by a beneficial owner, 278,264 shares (representing the total number of shares owned by the four trusts) were allocated to Thomas Block and 278,264 shares were allocated to Peggy Danziger and as a result the percentage of Class A shares owned has been attributed to both parties.

In computing the aggregate number of shares owned by directors and officers as a group, the 278,264 shares owned by these four trusts were counted only once. Thomas Block disclaims ownership of those shares in which he shares investment powers with Peggy Danziger.

     (5) Peter Block owns 78 shares (not including 401(k) Plan Holdings); 1,170,451 shares owned by two trusts for the benefit of James A. Block of which Peter Block is co- trustee; and 182,000 shares held in an L.L.C. for the benefit of James A. Block, Peter Block and Valerie Block. James A. Block has sole investment powers with respect to the shares held by such trusts and the shares held in the L.L.C. For the purpose of reporting shares for which a beneficial owner has no shared investment power in the tabular presentation on page 52, all 1,352,451 shares of these two trusts and the L.L.C. have been included in the total number of shares reported for James A. Block and Peter Block, and as a result such share have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 1,352,451 shares (representing the total number of shares owned by the two trusts in which Peter Block is a co-trustee with James A Block and the shares held in the L.L.C.) were allocated to James A. Block and 1,352,451 shares were allocated to Peter Block. In computing the aggregate number of shares owned by directors and officers as a group, the 1,352,451 shares owned by these two trusts and the L.L.C. were counted only once.

     (6) Michael P. Danziger owns 3,356 shares, is deemed to be the beneficial owner but disclaims ownership of 3,698 shares owned by Elizabeth Danziger, his wife; 15,094 shares held by Michael P. Danziger as Custodian under the Massachusetts Uniform Gifts to Minors Act for James, Robert and Charles Danziger, his children; 64,860 shares held in trust for Michael P. Danziger, beneficiary of such trust; 26,895 shares owned by a trust for the benefit of Michael P. Danziger of which Michael P. Danziger is a co-trustee (with Richard Danziger, his father, and Katherine Danziger Horowitz, his sister) and shares investment powers with respect to the shares held by such trust; 1,039,998 shares owned by a trust for the benefit of Peggy Danziger of which Michael P. Danziger is a co-trustee (with Peggy Danziger, his mother, and Katherine Danziger Horowitz, his sister) and shares investment power with respect to the shares held by such trust; for the purpose of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 52, all 1,039,998 shares of such trust have been included in the total number of shares reported for Michael P. Danziger and Peggy Danziger, and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 1,039,998 shares (representing the total number of shares owned by said trust) were allocated to Michael P. Danziger and 1,039,998 shares were allocated to Peggy Danziger. In computing the aggregate number of shares owned by directors and officers as a group, the 1,039,998 shares owned by such trust were counted only once.

Michael P. Danziger disclaims ownership to those shares in which he shares investment powers with Peggy Danziger.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management
(Cont'd)

     (7) Peggy Danziger owns 78,826 shares; 4,571 shares owned by two testamentary trusts of which Richard Danziger, her husband, is a co-trustee with another party having shared investment powers with respect to the shares held by such trusts; 1,039,998 shares owned by a trust for the benefit of Peggy Danziger of which she is a co-trustee (with Michael P. Danziger, her son, and Katherine Danziger-Horowitz, her daughter) and of which she shares investment powers with respect to the shares held by such trusts; for the purpose of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 52, all 1,039,998 shares of such trust have been included in the total number of shares reported for Peggy Danziger and Michael P. Danziger, and as a result have been reported twice. In computing the percentage of Class A shares owned by a beneficial owner, 1,039,998 (representing the total number of shares owned by said trust) were allocated to Peggy Danziger and 1,039,998 shares were allocated to Michael P. Danziger and as a result, the percentage of Class A shares owned has been attributed to both parties. In computing the aggregate number of shares owned by directors and officers as a group, the 1,039,998 shares owned by said trust were counted only once; 278,264 shares owned by four trusts of which Peggy Danziger is a co-trustee (with Thomas Block, her brother) and shares investment powers with respect to the shares held by such trusts; for the purpose of reporting shares for which a beneficial owner shares investment power in the tabular presentation on page 52, all 278,264 shares of these four trusts have been included in the total number of shares reported for Thomas Block and Peggy Danziger, and as a result such shares have been reported twice; in computing the percentage of Class A shares owned by a beneficial owner, 278,264 shares (representing the total number of shares owned by the four trusts in which Peggy Danziger is a co-trustee with Thomas Block) were allocated to Thomas Block and 278,264 shares were allocated to Peggy Danziger and as a result, the percentage of Class A shares owned has been attributed to both parties. In computing the aggregate number of shares owned by directors and officers as a group, the 278,264 shares owned by these four trusts were counted only once.

Peggy Danziger disclaims beneficial ownership of one-half of the shares for which she is co-trustee.

     (8) Peter J. Repetti disclaims beneficial ownership of 290 shares owned by his wife.

     (9) Peggy Danziger disclaims beneficial ownership to all 4,571 shares of which Richard M. Danziger, her husband is co-trustee with a third party.

Item 13. Certain Relationships and Related Transactions

     On January 26, 1994, the Company entered into an agreement with Peter Mann, President, Americas Division, under which the minimum value of the 1991 special stock unit award to Mr. Mann, and only the 1991 special stock unit award, under the Company's Special Stock Unit Plan would, (i) be guaranteed to be no less than $83.30 per special stock unit, and (ii) payment on the 1991 award would not be made until Peter Mann reaches age 65 or his employment with the Company ceases for any reason, whichever occurs first.

     On April 14, 1999, Peter C. Mann, President, Americas Division, entered into a Loan Agreement with the Company for the amount of $440,000. The loan is collateralized by a mortgage on certain real estate owned by Mr. Mann. The principal of the loan is due on or before April 14, 2005. Interest on the unpaid principal balance accrues at 1% over the Prime Rate, as published in the Wall Street Journal, and shall be adjusted semi-annually on July 1 and January 1 of each year. The loan agreement provides for immediate repayment of the unpaid principal balance upon the occurrence of any one of a number of events.

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

     On June 6, 2000, in connection with the Company's retention of Goldman Sachs to assist in a review of strategic alternatives for enhancing shareholder value, the Company's Board of Directors retained a compensation consultant and authorized consideration of certain modifications and enhancements to the arrangements with the Company's senior executives and other employees.

Compensation Committee Interlocks and Insider Participation

     The Company does not have a Compensation and Benefits Committee which determines the compensation of its Executive Officers. The Company utilizes the services of independent expert compensation consultants to evaluate the total compensation of the Company's Executive Officers. The consultants' recommendations are submitted to the members of Office of the Chief Executive for consideration. During fiscal year 2000, Leonard Block, James A. Block, Thomas R. Block and Peter M. Block were members of the Office of the Chief Executive.

                                     PART IV

  Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)       The following documents are filed as a part of this report:

            1. Financial Statements and Supplementary Data:

                Report of PricewaterhouseCoopers LLP, dated June 6, 2000.

                Consolidated Balance Sheets - March 3l, 2000 and 1999,

                Consolidated Statements of Income and Retained Earnings for the Years ended March 3l, 2000, 1999 and 1998,

                Consolidated Statements of Comprehensive Income for the Years ended March 31, 2000, 1999 and 1998,

                Consolidated Statements of Cash Flows for the Years ended March 3l, 2000, 1999 and 1998,

                Notes to Consolidated Financial Statements

                Supplementary Data:

                Selected unaudited quarterly data for the two years ended March 3l, 2000.

            2.  Additional Financial Statement Data:

                Supplemental Independent Auditors' Reports

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

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Cont'd)

     Exhibit 3(c) Certified Resolution dated June 23, 2000 of the Board of Directors Resolutions dated June 8, 1999 amending the Company's Certificate of Incorporation and updating the Company's By-Laws, filed with this document.

     Exhibit3(d) Restated Certificate of Incorporation, as amended June 14, 1971, December 10, 1985, October 9, 1987, October 31, 1990 and June 8, 1999,
filed with this document.

     Exhibit3(e) Amended and Restated By-Laws, as amended through June 8, 1999, filed with this document.

     Exhibit 10(a) Block Drug Company, Inc. Stock Option Plan, dated May 27, 1998, incorporated by reference to Exhibit 99.1 to the Company's Form S-8 filed with the Securities and Exchange Commission on June 3, 1998.

     Exhibit 10(b) Block Drug Company, Inc.'s Special Stock Unit Plan, amended and restated as of January 31, 1997, incorporated by reference to Form 10-K for the fiscal year ended March 31, 1998.

     Exhibit 10(c) Block Drug Company, Inc.'s Restated Excess Benefit Pension Plan, effective May 31, 1983, incorporated by reference to Form 10-K for the fiscal year ended March 31, 1998.

     Exhibit 10(d) Employment Agreement effective November 1, 1997, between Block Drug Company, Inc. and Peter M. Block, President European Division, incorporated by reference to Exhibit 10(e) to Form 10-K for the fiscal year ended March 31, 1998.

     Exhibit 10(e) Consulting Agreement effective May 1, 1997, between Block Drug Company, Inc. and Melvin Kopp, Senior Vice President, incorporated by reference to Exhibit 10(f) Form 10-K for the fiscal year ended March 31, 1998.

     Exhibit 10(f) Form of Award Letter under the Stock Option Plan, with changes required by laws of foreign jurisdictions relating to local labor law consideration and tax matters, incorporated by reference to Exhibit 10(g) to Form 10-K for the fiscal year ended March 31, 1998.

     Exhibit 10(g) Form of Award Letter under the Stock Option Plan for replacement awards, with changes required by laws of foreign jurisdictions relating to local labor law consideration and tax matters, filed with this document.

     Exhibit 10(h) Block Drug Company, Inc's Special Stock Unit Plan, amended and restated as of April 1, 1999, filed with this document.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(Cont'd)

     Exhibit 10(i) Employment Agreement effective September 1, 1984, as amended as of April 29, 1997, between Block Drug Company, Inc. and James Block President, filed with this document.

     Exhibit 10(j) Employment Agreement effective May 1, 1987, amended as of April 29, 1997, between Block Drug Company, Inc. and Thomas R. Block, Executive Vice President and Treasurer, filed with this document.

     Exhibit 10(k) Employment Agreement effective January 1, 1981, as amended as of April 29, 1987, between Block Drug Company, Inc. and Leonard Block, Chairman of the Board, filed with this document.

     Exhibit 10(l) Employment Agreement effective January 1, 1998 between Stafford- Miller Limited (a wholly owned subsidiary of Block Drug Company, Inc.) and James Rigby, Managing Director of Stafford-Miller Limited and Director of Block Drug Company, Inc., filed with this document.

     Exhibit 10(m) Employment Agreement effective January 30, 1990 between Stafford- Miller Continental (a wholly owned subsidiary of Block Drug Company, Inc.) and Claus E. Blach, Managing Director of Stafford-Miller Continental, and Change in Control Agreement dated June 25, 1998, filed with this document.

     Exhibit 10(n) Form of Change-in-Control Agreement covering those employees identified in Item 13, filed with this document.

     Exhibit 10(o) Extraordinary Deferred Compensation Agreement, dated May 1, 1997, between Block Drug Company, Inc. and Melvin Kopp, filed with this document.

     Exhibit 10(p) Extraordinary Deferred Compensation Agreement #2, dated May 24, 2000, between Block Drug Company, Inc. and Melvin Kopp, filed with this document.

     Exhibit 21 Subsidiaries of the Company, filed with this document.

     Exhibit 27 The Financial Data Schedule, filed with this document.

     Exhibit 99 Audit Committee Charter, filed with this document.

           (b)       Reports on Form 8-K.

                No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

  RECONTA ERNST & YOUNG

                                             Report of Independent Auditors


  The Board of Directors and Shareholders
  Stafford Miller S.r.l.


  We have audited the accompanying balance sheets of Stafford Miller S.r.l. as of December 31, 1999 and 1998, and the related statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stafford Miller S.r.l. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, the accompanying financial statements have been restated for 1998 and 1997 due to understatements of advertising and promotion expenses.

  Reconta Ernst & Young SpA

  Milan, Italy
  May 26, 2000

  ERNST & YOUNG

                                             Report of Independent Auditors


  The Management
  Block Drug Company, Inc.

  Ratingen Branch

  We have audited the accompanying balance sheets of Block Drug Company, Inc., Ratingen Branch, as of March 31, 2000 and 1999 and the related statements of operations and retained earnings and cash flows for each of the three years in the period ended March 31, 2000 (not presented separately herein). These financial statements are the responsibility of the Branch's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Company, Inc., Ratingen Branch, as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

  Ernst & Young
  Deutsche Allgemeine Treuhand AG
  Wirtschaftsprufungsgesellschaft

  Beyer                             Lewe
  Wirtschaftsprufer                 Wirtschaftsprufer
  (Independent Public              (Independent Public
  Accountant)                       Accountant)

  Dusseldorf,
  April 19, 2000

  Ernst & Young
  Wirtschaftsprufungs- und
  Steuerberatungsgesellschaft m.b.H.
  Praterstra e 23
  (Postfach 290)
  A-1021 Wien


  REPORT OF INDEPENDENT AUDITORS


  We have audited the accompanying balance sheets of Block Austria GmbH as of December 31, 1999 and 1998, and the related statements of income, retained earnings and cash flows for the years then ended (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Austria GmbH as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  ERNST & YOUNG
  WIRTSCHAFTSPRUFUNGS- UND
  STEUERBERATUNGSGESELLSCHAFT MBH

  (Rolf Kapferer)                                    (Elfriede Sixt)
                Certified Public Accountants

  Date: February 11, 2000

  Ernst & Young
  Bedrijfsrevisoren
  Reviseurs d'Entreprises
  J. Englishstraat 52
  2140 Borgerhout (Antwerpen)

  To the Board of Directors of
  STAFFORD-MILLER CONTINENTAL NV
  Nijverheidsstraat 9

  2260     OEVEL-WESTERLO


  Dear Sirs,

  We have audited the accompanying balance sheets of Stafford-Miller Continental NV as of December 31, 1999 and 1998, and the related statements of operations, retained earnings and cash flows for each of the three years in the period ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  Generally accepted accounting principles require that a Company's financial statements be consolidated with those of its subsidiaries. The accompanying financial statements of Stafford Miller Continental NV are not consolidated with those of its subsidiary Laboratoires Stafford-Miller S.a.r.l.

  In our opinion, except for the effects of not consolidating the financial statements of a subsidiary referred to in the preceding paragraph and described in Note 1, the financial statements referred to above present fairly in all material respects the financial position of Stafford-Miller Continental NV at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

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

  April 10, 2000
  Ernst & Young

  ERNST & YOUNG
  ACCOUNTANTS

                                             REPORT OF INDEPENDENT AUDITORS


  The Board of Directors
  Stafford Miller Nederland B.V.

  We have audited the accompanying balance sheets of Stafford Miller Nederland B.V. at December 31, 1999 and 1998, and the statements of income and retained earnings and cash flows for the three years 1999, 1998 and 1997 drawn up for Group purposes. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stafford Miller Nederland B.V. at December 31, 1999 and 1998, and the results of its operations and its cash flows for years 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States of America.

  Our audits have been made primarily for the purpose of expressing an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented for purposes of additional analysis and is a not required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


  April 27, 2000                                      Ernst & Young Accountants

  ERNST & YOUNG
  ENTREPRENEURS

  Immeuble Ariane
  2, rue Jacques Daguerre
  92565 Rueil-Malmaison


                         REPORT OF INDEPENDENT AUDITORS


  The Board of Directors and Shareholders of
  Laboratoires Stafford Miller, S.A.R.L.

  We have audited the accompanying balance sheets of Laboratoires Stafford Miller, S.A.R.L. (the Company) at December 31, 1999 and 1998, and the related statements of income and retained earnings and cash flows for the three years in the period ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laboratoires Stafford Miller, S.A.R.L. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

  Our audits have been made primarily for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information is presented for purposes of additional analysis and is a not required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in our audits of the basic financial statements mentioned above and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


  ERNST & YOUNG Entrepreneurs
          Departement d'E&Y Audit


  Christian Colineau

  February 10, 2000

  ARTHUR
  ANDERSEN

  A Member Firm of
  Andersen Worldwide SC


                    Report of Independent Public Accountants


  To the Board of Directors of
  Block Drug Company (Japan), Inc.:


          We have audited the accompanying balance sheets of Block Drug Company (Japan), Inc. (a Japanese corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Company (Japan), Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



  Arthur Andersen
  Osaka, Japan
  March 28, 2000

  SGV & CO

  SyCip Gorres Velayo & Co
  An Arthur Andersen Member Firm
  6760 Ayala Avenue
  1226 Makati City Philippines

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  The Stockholders and the Board of Directors
  Block Drug Co. (Philippines), Inc.

  We have audited the accompanying balance sheets of Block Drug Co. (Philippines), Inc. (a wholly owned subsidiary of Block Drug Company, Inc.) as of December 31, 1999 and 1998, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Block Drug Co. (Philippines), Inc. As of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with United States generally accepted accounting principles.

  Our audits have been made primarily for the purpose of expressing an opinion on the basic financial statements taken as a whole. The supplementary information accompanying the financial statements are presented for purposes of additional analysis and are not a required part of the basic financial statements. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


  SyCip, Gorres, Velayo & Co.
  Makati City, Philippines
  February 11, 2000



                    BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                    Years Ended March 31, 2000, 1999 and 1998



                                                                       Additions
                                                   Balance at          Charged to                                  Balance at
                                                   Beginning of        Costs and                                   End of
                 Description                       Period              Expenses          Deductions                Period
===========================================  =================== =================== =====================  ======================
  2000

  Allowances for discounts,
  doubtful accounts and returns                    $4,750,000          $33,605,000          $28,861,000             $9,494,000
============================================  =================== =================== =====================  ======================
  1999

  Allowances for discounts,
  doubtful accounts and returns                    $4,446,000          $24,787,000          $24,483,000             $4,750,000
============================================  =================== =================== =====================  ======================
  1998

  Allowances for discounts,
  doubtful accounts and returns                    $4,504,000          $27,095,000          $27,153,000             $4,446,000
============================================  =================== =================== =====================  ======================

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

  Block Drug Company, Inc.                            New Jersey
  Stafford-Miller International, Inc.                 New Jersey
  Reedco, Inc.                                        Delaware
  Dentco, Inc.                                        Delaware
  Block Drug Company (Puerto Rico), Inc.              Puerto Rico
  Block Drug Corporation                              New Jersey
  Block Austria Gmbh                                  Austria
  Block Uruguay, S.A.                                 Uruguay
  Block Drug Company (Canada) Limited                 Ontario, Canada
  Block Drug Company (Japan), Inc.                    Japan
  Block Drug Company (Philippines), Inc.              Manila, Philippines
  Block Drug Company (Thailand) Limited               Thailand
  Block Drug Company (Korea) Limited                  Korea
  Laboratoires Stafford-Miller S.A.R.L. (a)           France
  Stafford Miller Argentina S.A.                      Argentina
  Stafford Miller Chile Limitada                      Chile
  Stafford-Miller Continental, NV-SA                  Belgium
  Stafford-Miller de Espana, S.A.                     Spain
  Stafford-Miller de Mexico, S.A. de C.V.             Mexico
  Stafford-Miller Industria Ltda.                     Brazil
  Stafford-Miller Foreign Sales Corporation           St. Thomas, Virgin Islands
  Stafford-Miller (Ireland) Limited                   Ireland
  Stafford-Miller Limited                             Great Britain
  Stafford-Miller Nederland B.V.                      Netherlands
  Stafford-Miller (N.Z.) Limited                      New Zealand
  Stafford-Miller (Portugal) Quimico-Farmaceutica,
   Lda.                                               Portugal
  Stafford-Miller RE Limited (b)                      Great Britain
  Stafford-Miller S.r.l.                              Italy
  Stafford-Miller Scandinavia Aktiebolag              Sweden


     (a) Wholly-owned subsidiary of Stafford-Miller Continental, NV-SA.

     (b) Wholly-owned subsidiary of Stafford-Miller (Ireland) Limited.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June, 2000.
                                                  BLOCK DRUG COMPANY, INC.
                                                        (Registrant)
                                                      PETER ANDERSON
                                 BY                   Peter Anderson
                                 Senior Vice President, Chief Financial Officer



       Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of June, 2000.

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

       MICHAEL P. DANZIGER                                PEGGY DANZIGER
       Michael P. Danziger                                Peggy Danziger

       DOMINICK P. DEPAOLA                                WILLIAM T. GOLDEN
       Dominick P. DePaola, D.D.S., Ph.D.                 William T. Golden

       MELVIN KOPP                                        PETER C. MANN
       Melvin Kopp                                        Peter C. Mann

       JOHN E. PETERS                                     PETER J. REPETTI
       John E. Peters                                     Peter J. Repetti

       MARY C. TANNER
       Mary C. Tanner

                                 Exhibit 3(c)

                                   RESOLUTION

         I, John E. Peters, Hereby Certify that I am the duly elected and acting Senior Vice President General Counsel and Secretary of Block Drug Company, Inc. a New Jersey corporation, and that the following is a true and correct copy of a Resolution adopted by the Board of Directors of said corporation on June 8, 1999:


         RESOLVED, that the officers of this Corporation be, and they hereby are, authorized and directed to take all things and execute all writings required or advisable to amend the Certificate of Incorporation of this Corporation to authorize additional shares of Class A (non-voting) Common Stock and Class B (voting) Common Stock so that the total amount of authorized shares shall be increased from Fifteen Million (15,000,000) to Twenty Million (20,000,000) Class A (non-voting) Common Shares, and from Thirty Million (30,000,000) to Forty Million (40,000,000) Class B voting)Common Shares.

         RESOLVED, that all amendments to the Certificate of Incorporation be consolidated and the Amended and Restated Certificate of Incorporation be revised, updated, and filed with the New Jersey Secretary of State, in the form attached hereto.

         RESOLVED, that the updated and amended Bylaws of Block Drug Company, Inc., are hereby authorized, approved and adopted, in the form attached hereto.

         In   witness  whereof,  I have  hereunto  set my hand  and the  seal of the Corporation this 23rd day of June, 2000.




                                            By /s/ John E. Peters_______________
                                                   Senior Vice President
                                                   General Counsel and Secretary

                                  Exhibit 3(d)

                              AMENDED AND RESTATED
                          CERTIFICATE OF INCORPORATION
                                       OF
                            BLOCK DRUG COMPANY, INC.

         Pursuant to the provisions of Section 14A:9-5 of the New Jersey Business Corporation Act, the undersigned corporation adopts the following Amended and Restated Certificate of Incorporation:

FIRST: The name of the corporation is: Block Drug Company, Inc.

SECOND: The purposes for which this  corporation  is organized  are to engage in any activity within the purposes for which corporations may be organized under the New Jersey Business Corporation Act. THIRD: The total authorized capital stock of the corporation shall consist of Sixty Million (60,000,000) shares, divided into the following classes:

                           (i) Twenty Million (20,000,000) shares of Class A Common Stock with a par value of Ten Cents ($.10) per share; and

                           (ii) Forty Million (40,000,000) shares of Class B Common Stock, with a par value of Ten Cents ($.10) per share.

                  The relative rights, preferences and limitations of the two classes of capital stock which the corporation is authorized to issue, are as follows:

                           A. Voting - Except as otherwise expressly provided by
                  the laws of the State of New Jersey, the holders of the Class A Common Stock shall possess no voting power and shall not have the right to participate in any meeting of the shareholders or to receive notice thereof, and the holders of the Class B Common Stock shall exclusively possess the voting power of the shareholders of the corporation.

                           B. Dividends - Dividends may be declared and paid upon or set aside for the Class B Common Stock, as and when declared by the Board of Directors, out of any assets available for the payment of dividends pursuant to the laws of the State of New Jersey; provided, however, that no dividends may be declared and paid upon or set aside for the Class B Common Stock unless a dividend is, at the same time, declared and paid upon or set aside for the Class A Common Stock in an amount per share at least equal to the per share dividend upon the Class B Common Stock. Dividends may be declared and paid upon or set aside for the Class A Common Stock, as and when declared by the Board of Directors, out of any assets available for the payment of dividends pursuant to the laws of the State of New Jersey, although no dividend is, at that time, declared and paid upon or set aside for the Class B Common Stock.

                           C. Issuance of Shares - Class A Common Stock may be issued for such consideration as may be fixed from time to time by the Board of Directors, without shareholder approval. Class B Common Stock may be issued for such consideration as may be fixed from time to time by the Board of Directors; provided, however, that no action of the Board of Directors authorizing the issuance of shares of Class B Common Stock shall be effective and binding upon the corporation unless approved by the holders of two-thirds (2/3) of the outstanding shares entitled to vote.
                   The  corporation  shall not  subdivide  or combine,  or issue securities as a dividend or distribution on, the outstanding shares of either class of Common Stock of the corporation unless a substantially equivalent subdivision, combination, dividend or distribution of securities is made with respect to the outstanding shares of the other class of Common Stock, so that the relative rights and interests of the holders of each of such classes are not adversely affected.

                           D. Conversion - Class A Common Stock shall be convertible into Class B Common Stock, at the conversion ratio hereinafter provided, at the option of the corporation, which option shall be exercised by the Board of Directors; provided, however, that no action of the Board of Directors authorizing the conversion of the Class A Common Stock shall be effective and binding upon the corporation unless approved by the holders of two-thirds (2/3) of the outstanding shares entitled to vote; and provided also, that any such conversion shall be of all, and not less than all, of the shares of Class A Common Stock at the time issued and outstanding.

                                    The conversion  ratio shall be one (1) share
                  of Class B Common Stock for each share of Class A Common Stock issued and outstanding; provided, however, that in the event of a stock dividend, stock split, or other capital reorganization or reclassification of the Class A Common Stock or Class B Common Stock, or in the event of a merger or consolidation of the corporation (by sale of all or substantially all of its assets or otherwise) with and into another company, each share of Class A Common Stock shall be convertible into that number of shares of Class B Common Stock, or other securities or property resulting from such reorganization, reclassification, merger or consolidation, as the case may be, which would be issuable had the Class A Common Stock been converted to Class B Common Stock immediately prior to such reorganization, reclassification, merger or consolidation.

                                    In the event of the  conversion of the Class
                  A Common Stock into Class B Common Stock, as herein provided, notice of the conversion shall be given by the corporation to every holder of record of the Class A Common Stock by mailing the notice to such holders at their respective addresses, as the same shall appear on the stock transfer books of the corporation, not less than thirty (30) days nor more than sixty (60) days prior to the date designated in such notice as the conversion date. Such notice shall state that the Class A Common Stock shall be converted into Class B Common Stock at the aforementioned conversion ratio, and on the date specified in said notice, upon the surrender, at the place designated in said notice, of certificates representing the shares of Class A Common Stock to be converted, properly endorsed in blank for transfer or accompanied by proper instrument of assignment or transfer in blank and bearing all necessary transfer tax stamps thereto affixed and canceled. On and after the date specified in said notice, each holder of the Class A Common Stock shall be entitled, upon presentation and surrender, at the place designated in such notice, of the certificates representing shares of Class A Common Stock held by such holder, properly endorsed in blank for transfer or accompanied by proper instrument of assignment or transfer in blank, and bearing thereto affixed and canceled all transfer tax stamps required under applicable laws or regulations, to receive from the corporation, as soon thereafter as practicable, a certificate or certificates issued to said holder, or in accordance with such holder's written order, representing the number of shares of Class B Common Stock issuable upon the conversion of such Class A Common Stock. All shares of Class A Common Stock shall be deemed to have been converted on the conversion date specified in said notice, whether or not said shares have been presented and surrendered for conversion; and the holders of shares of Class A Common Stock shall, from and after the conversion date, be deemed holders of the number of shares of Class B Common Stock issuable upon said conversion, notwithstanding any delay in the delivery of the certificate or certificates for shares of Class B Common Stock.


                           E. Liquidation or Dissolution - In the event of any liquidation, dissolution or winding up of the corporation, whether voluntary or involuntary, the holders of the Class A Common Stock and the Class B Common Stock shall be entitled, after the debts of the corporation shall have been paid, to receive the remaining assets and funds of the corporation, share and share alike, ratably according to the number of shares held. The consolidation or merger of this corporation with any other corporation or corporations shall not be deemed a liquidation, dissolution or winding up of the corporation within the meaning of this paragraph.

FOURTH: Subject to the limitations  contained in the Bylaws of the  corporation, the Directors shall have the power, without the consent of the shareholders, to make, revoke and alter the Bylaws of the corporation.
FIFTH: One or more or all the Directors may be removed,  with or without  cause, by the affirmative vote of the majority of the votes cast by holders of shares entitled to vote for the election of Directors. The Board of Directors shall have the power to remove Directors for cause and to suspend Directors pending a final determination that cause exists for removal.
     SIXTH: The address of this corporation's current registered agent is 257 Cornelison Avenue, Jersey City, New Jersey 07302, and the name of the corporation's current registered agent at such address is John E. Peters.
                                        2

SEVENTH: The names and addresses of the thirteen (13) persons currently serving as said Directors are set forth below:

Name                                               Address

Leonard N. Block...................................257 Cornelison Avenue
                                                   Jersey City, New Jersey 07302

James A. Block.....................................257 Cornelison Avenue
                                                   Jersey City, New Jersey 07302

Thomas R. Block....................................257 Cornelison Avenue
                                                   Jersey City, New Jersey 07302

Peter M. Block.....................................257 Cornelison Avenue
                                                   Jersey City, New Jersey 07302

Michael P. Danziger................................The Steppingstone Foundation
                                                   126 High Street
                                                   Boston,  Massachusetts  02110

Peggy B. Danziger..................................155 East 69th Street
                                                   New York, New York 10021

Dominick P. DePaola, D.D.S., Ph.D................. The Forsyth Institute
                                                   140 The Fenway
                                                   Boston, Massachusetts 02115

William T. Golden..................................40 Wall Street
                                                   42nd Floor, Room 4201
                                                   New York, New York 10005

Melvin Kopp........................................257 Cornelison Avenue
                                                   Jersey City, New Jersey 07302

Peter C. Mann......................................257 Cornelison Avenue
                                                   Jersey City, New Jersey 07302

John E. Peters ....................................257 Cornelison Avenue
                                                   Jersey City, New Jersey 07302



Peter J. Repetti, Esq..............................80 Falmouth Street
                                                   Short Hills, New Jersey 07078

Mary C. Tanner.....................................109 East 91st Street
                                                   New York, New York 10285

         EIGHTH: The corporation shall indemnify any Director, Officer, employee or agent of the corporation to the fullest extent permitted under the New Jersey Business Corporation Act, as the same shall be amended from time to time. The indemnification provided by this Paragraph Eighth shall not be deemed exclusive of any other rights to which such persons may be entitled as a matter of law or which may be lawfully granted under the Bylaws, an agreement or otherwise.

        NINTH: To the fullest extent permitted by the New Jersey Business Corporation Act, Directors and Officers of the corporation shall not be personally liable to the corporation or its shareholders for damages for breach of any duty owed to the corporation or its shareholders, except that the provisions of this Paragraph Ninth shall not relieve a Director or Officer from liability for any breach of duty based upon an act or omission (a) in breach of such person's duty of loyalty to the corporation or its shareholders, (b) not in good faith or involving a knowing violation of law or (c) resulting in receipt by such person of any improper personal benefit. If the New Jersey Business Corporation Act is amended after the date hereof to authorize corporate action further eliminating or limiting the personal liability of Directors or Officers, the liability of a Director or Officer of the corporation shall be eliminated or limited to the fullest extent permitted by the New Jersey Business Corporation Act, as amended.


         TENTH: Whenever any vote of the holders of the outstanding shares entitled to vote is required by law to amend, alter, repeal or rescind any provision of this Amended and Restated Certificate of Incorporation, then, in addition to any affirmative vote required by applicable law, such alteration, amendment, repeal or rescission of any such provision must be approved by the affirmative vote of the holders of at least a majority of the outstanding shares entitled to vote; provided, however, that if any such alteration, amendment, repeal or rescission relates to Section C or Section D of Article THIRD and this Article TENTH hereof, such alteration, amendment, repeal or rescission must also be approved by the affirmative vote of the holders of two-thirds (2/3) of the outstanding shares entitled to vote.


        This Amended and Restated Certificate of Incorporation was executed on behalf of the corporation this 8th day of June, 1999.



                                                           John E. Peters
                                                       Senior Vice President
                                                   General Counsel and Secretary



                                  CERTIFICATE

                         (Pursuant to NJSA 14A:9-5 (5))

        A.        The name of the corporation is Block Drug Company, Inc.

        B. The Amended and Restated Certificate of Incorporation to which this certificate is attached was approved by the Board of Directors and adopted by the shareholders entitled to vote thereon on June 8, 1999.

        C. On the date of adoption of the Amended and Restated Certificate of Incorporation, the following shares of authorized capital stock were outstanding, entitled to vote thereon, by class or otherwise, and did vote in favor of the adoption of the Amended and Restated Certificate of Incorporation:
                                                                 Voted
  Class                                    Entitled       For            Against
Designation               Outstanding       to Vote     Adoption        Adoption

Class B Common Stock
($.10 par value) . . . .   8,418,808       8,418,808   8,418,808           -0-




This Certificate was executed on behalf of Block Drug Company, Inc. this 8th day of June, 1999.







                                                  Block Drug Company, Inc.



                                         By:      John E. Peters
                                                  Senior Vice President
                                                  General Counsel and Secretary

                                    Exhibit 3(e)

                                     Bylaws

                                       of

                            Block Drug Company, Inc.













                           Amended as of June 8, 1999

                                     Bylaws
                                       of
                            Block Drug Company, Inc.

                                TABLE OF CONTENTS

                                    ARTICLE I
                                     OFFICES
                                                                           PAGE

SECTION 1.1.               Registered Office.................................1
SECTION 1.2.               Other Offices.....................................1



                                   ARTICLE II

                                  SHAREHOLDERS


SECTION 2.1.               Annual Meeting....................................1
SECTION 2.2.               Special Meetings..................................1
SECTION 2.3.               Place and Time of Meeting.........................1
SECTION 2.4.               Notice of Meeting.................................1
SECTION 2.5.               Fixing of Record Date.............................2
SECTION 2.6.               Quorum............................................2
SECTION 2.7.               Proxies...........................................2
SECTION 2.8.               Voting of Shares..................................2
SECTION 2.9.               Waiver of Notice..................................2
SECTION 2.10.              Votes Required....................................2
SECTION 2.11.              Election of Directors.............................3
SECTION 2.12.              Procedure at Meetings.............................3

                                     Bylaws
                                       of
                            Block Drug Company, Inc.

                                TABLE OF CONTENTS
                                                                 (continued...)


                                   ARTICLE III

                                    DIRECTORS
                                                                           PAGE

SECTION 3.l.               General Powers....................................3
SECTION 3.2.               Number, Tenure and Qualifications.................3
SECTION 3.3.               Annual Meetings, Regular Meetings.................3
SECTION 3.4.               Special Meetings..................................3
SECTION 3.5.               Quorum............................................3
SECTION 3.6.               Manner of Acting..................................4
SECTION 3.7.               Action Without Meeting............................4
SECTION 3.8.               Vacancies.........................................4
SECTION 3.9.               Compensation......................................4
SECTION 3.10.              Executive Committee; Other Committees.............4
SECTION 3.11.              Waiver of Notice..................................5



                                   ARTICLE IV

                                    OFFICERS


SECTION 4.1.               Number............................................5
SECTION 4.2.               Election, Term and Removal........................5
SECTION 4.3.               Powers and Duties.................................6
SECTION 4.4.               Salaries..........................................6
SECTION 4.5.               Loans.............................................6
SECTION 4.6.               Acquisitions......................................6
SECTION 4.7.               Office of the Chief Executive.....................6

                                     Bylaws
                                       of
                            Block Drug Company, Inc.

                                TABLE OF CONTENTS
                                                                  (continued...)


                                    ARTICLE V

                   CERTIFICATES FOR SHARES AND THEIR TRANSFER

                                                                           PAGE

SECTION 5.1.               Certificates for Shares...........................7
SECTION 5.2.               Transfer of Shares................................7
SECTION 5.3.               Lost, Stolen or Destroyed Certificates............7


                                   ARTICLE VI

                          INDEMNIFICATION AND INSURANCE

SECTION 6.1.               Right to Indemnification..........................7
SECTION 6.2.               Right of Claimant to Bring Suit...................8
SECTION 6.3.               Non-Exclusivity of Rights.........................8
SECTION 6.4.               Insurance.........................................8


                                   ARTICLE VII

                                  MISCELLANEOUS


SECTION 7.1.               Fiscal Year.......................................9
SECTION 7.2.               Corporate Seal....................................9
SECTION 7.3.               Amendments........................................9
SECTION 7.4.               Notices...........................................9

                                     Bylaws

                                       of

                            Block Drug Company, Inc.


                                    ARTICLE I

                                     OFFICES


         SECTION 1.1. Registered Office. The registered office of the corporation shall be located at 257 Cornelison Avenue, Jersey City, Hudson County, New Jersey, or such other address within the State of New Jersey as the Board of Directors may by resolution provide.

         SECTION 1.2. Other Offices. The corporation may have other offices within or without the State of New Jersey at any time.


                                   ARTICLE II

                                  SHAREHOLDERS

         SECTION 2.1. Annual Meeting. The annual meeting of shareholders for the purpose of electing Directors and for the transaction of such other business as may properly come before the meeting shall be held on the third Monday in May of each year, or on such other date as may be fixed by the Board of Directors.

         SECTION 2.2. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the Chairman of the Board, the President, or by the Board of Directors, and shall be called by the President at the written request of the holders of not less than ten percent (10%) of all the outstanding shares entitled to vote at the meeting.

         SECTION 2.3. Place and Time of Meeting. The Board of Directors may designate the time and place, either within or without the State of New Jersey, as the time and place of meeting for any annual meeting or for any special meeting called by the Board of Directors. If no designation is made, or if a special meeting is called other than by the Board of Directors, the place of the meeting shall be the registered office of the corporation in the State of New Jersey.

         SECTION 2.4. Notice of Meeting. Written or printed notice stating the place, day and hour of any meeting of the shareholders, and the purpose or purposes for which the meeting is called, shall be given, personally or by mail, to each shareholder of record entitled to vote at the meeting not less than ten (10) nor more than thirty (30) days before the meeting, except as otherwise permitted or required by law or the Certificate of Incorporation.

         SECTION 2.5. Fixing of Record Date. For the purpose of determining the shareholders entitled to notice of, or to vote at, any meeting of shareholders or any adjournment thereof, the Board of Directors may fix a date not more than sixty (60) days nor less than ten (10) days before the date of such meeting as the record date for any such determination of shareholders. When a determination of shareholders of record for a shareholders' meeting has been made as provided herein, such determination shall apply to any adjournment thereof, unless the Board of Directors fixes a new record date under this Bylaw for the adjourned meeting. For the purpose of determining the shareholders entitled to receive payment of any dividend or allotment of any right, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may fix a date, which shall not be more than sixty (60) days before any such payment, allotment or other action, as the record date for any such determination of shareholders.

         SECTION 2.6. Quorum. The holders of not less than a majority of the outstanding shares entitled to vote at any shareholders' meeting, represented in person or by proxy, shall constitute a quorum for the transaction of business at such meeting, except as otherwise provided by the New Jersey Business Corporation Act or the Certificate of Incorporation. If less than a quorum are represented at the meeting, the holders of a majority of the outstanding shares entitled to vote so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The shareholders present in person or by proxy at a duly organized meeting may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

         SECTION 2.7. Proxies. Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent without a meeting may authorize another person or persons to act for them by proxy in accordance with the New Jersey Business Corporation Act and any other applicable law. Every proxy should be executed in writing by the shareholder or such shareholder's agent and shall be filed with the secretary of the meeting before or at the time of the meeting; except that a proxy may be given by a shareholder or such shareholder's agent personally or by mail, telegram or by any means of electronic communication which results in a writing.

         SECTION 2.8. Voting of Shares. Each outstanding share shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders, unless otherwise provided in the Certificate of Incorporation.

         SECTION 2.9. Waiver of Notice. Notice of a meeting need not be given to any shareholder who signs a waiver of such notice, in person or by proxy, whether before or after the meeting. The attendance of any shareholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by such shareholder.

         SECTION 2.10. Votes Required. Whenever any action, other than the election of Directors, is to be taken by vote of the shareholders, it shall be authorized by a majority of the votes cast at a meeting of shareholders by the holders of shares entitled to vote thereon, unless a greater vote is required by the Certificate of Incorporation, the New Jersey Business Corporation Act or these Bylaws.

         SECTION 2.11. Election of Directors. Directors shall be elected by a plurality of the votes cast. At each election of Directors every shareholder entitled to vote at such election shall have the right to vote the number of shares owned by such shareholder for as many persons as there are Directors to be elected and for whose election such shareholder has a right to vote.

         SECTION 2.12. Procedure at Meetings. The Senior Chairman of the Board of the corporation shall preside as the chairman of the shareholders' meetings or shall designate a substitute to preside as chairman and shall designate someone to serve as secretary of the meeting. The chairman of each shareholders' meeting at which Directors are to be elected shall appoint two inspectors of election. The inspectors shall take and subscribe an oath or affirmation faithfully to execute the duties of inspectors at such meeting, with strict impartiality and according to the best of their ability, and shall take charge of the polls and shall make, after the ballot, a certificate of the result of the vote taken.


                                   ARTICLE III

                                    DIRECTORS

         SECTION 3.1. General Powers. The business and affairs of the corporation shall be managed by its Board of Directors, except insofar as such management is delegated by resolution of the Board of Directors to an Executive Committee or one or more other committees as provided in these Bylaws.

         SECTION 3.2. Number, Tenure and Qualifications. The Board of Directors of the corporation shall consist of not less than six nor more than fifteen (15) persons, as shall be determined from time to time by the shareholders. At each annual meeting of shareholders, Directors shall be elected to hold office until their successors shall have been elected and qualified.


         SECTION 3.3. Annual Meetings, Regular Meetings. A meeting of the Board of Directors shall be held without other notice than this Bylaw immediately after, and at the same place as, the annual meeting of shareholders. Additional regular meetings may be held at such times and places as the Board of Directors may provide and no notice of such meetings shall be required.

         SECTION 3.4. Special Meetings. Special meetings of the Board of Directors may be called by or at the request of any member of the Office of the Chief Executive, and shall be called by the Secretary of the corporation upon the written request of the majority of the Directors, and shall be held at such time and place as shall be specified in the call of the meeting. Notice of each special meeting shall be given to each member of the Board, personally or by mail, telegram, or by any means of electronic communication which results in a writing, at least three (3) days before the meeting.

         SECTION 3.5. Quorum. A majority of the number of Directors who are or would be in office if there were no vacancies shall constitute a quorum for the transaction of business at any meeting of the Board of Directors. If less than a quorum is present at a meeting, a majority of the Directors present may adjourn the meeting from time to time without further notice if the adjournment does not exceed ten (10) days for any one (1) adjournment. If an adjournment is for more than ten (10) days, notice of the adjourned meeting will be given to each member of the Board personally or by mail, telegram, or by any means of electronic communication which results in a writing, at least three (3) days before the meeting.

         SECTION 3.6. Manner of Acting. The act of the majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors unless a greater number is required by the Certificate of Incorporation. Any and all Directors may participate in a meeting of the Board or a committee of the Board by means of conference, telephone or any means of communication by which all persons participating in the meeting are able to hear each other, unless otherwise provided by law.

         SECTION 3.7. Action Without Meeting. Any action required or permitted to be taken pursuant to authorization voted at a meeting of the Board of Directors may be taken without a meeting if, prior to or subsequent to such action, all members of the Board of Directors consent thereto in writing and such written consents are filed with the minutes of the proceedings of the Board of Directors. Such consent, which may be executed in counterparts, shall have the same effect as a unanimous vote of the Board of Directors for all purposes.

         SECTION 3.8. Vacancies. Any vacancy occurring in the Board of Directors, however caused, including a vacancy to be filled by reason of an increase in the number of Directors, shall be filled by a vote of the holders of two-thirds (2/3) of the outstanding shares entitled to vote for the election of Directors. Any Director elected pursuant to this Section 3.8 shall hold office until the next succeeding annual meeting of shareholders and until such Director's successor shall have been elected and qualified.

         SECTION 3.9. Compensation. By resolution of the Board of Directors, the Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a fixed salary for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the corporation in any other capacity and receiving compensation therefor.

         SECTION 3.10. Executive Committee; Other Committees. The Board of Directors, by resolution adopted by a majority of the entire Board, may appoint from among its members an executive committee and one or more other committees, each of which shall consist of at least three (3) members, and shall act only upon consent of a majority of all members. Any such committee may make its own rules of procedure and shall meet where and as provided by such rules, or by a resolution of the Directors. Each such committee shall have and may exercise all of the authority of the Board of Directors to the fullest extent provided in such resolution and permissible under the laws of the State of New Jersey. Actions taken at a meeting of any such committee shall be reported to the Board of Directors at its next meeting following such committee meeting. The Board of Directors, by resolution adopted by a majority of the entire Board, may fill any vacancy in any such committee, however caused, appoint one or more Directors to serve as alternate members of any such committee to act in the absence or disability of any member of such committee with all of the powers of such absent or disabled members, abolish any such committee at pleasure, and remove any Director from membership on such committee at any time, with or without cause. Notwithstanding anything to the contrary contained in the preceding sentence, with respect to the executive committee established by the

Board of Directors, the Board of Directors may not, without the consent of the holders of two-thirds (2/3) of the outstanding shares entitled to vote on the election of Directors, fill any vacancy in such committee, appoint one or more Directors to serve as alternate members of such committee to act in the absence or disability of any member of such committee with all of the powers of such absent or disabled members or remove any Director from membership on such committee without cause.

         SECTION 3.11. Waiver of Notice. Notice of any meeting of the Board or any committee need not be given to any Director who signs a waiver of notice, whether before or after the meeting. The attendance of any Director at a Board or committee meeting without protesting prior to the conclusion of the meeting the lack of notice of such meeting shall constitute a waiver of notice by any such Director. Neither the business to be transacted at, nor the purpose of, any meeting of the Board or any committee need be specified in the notice or waiver of notice of such meeting.

                                   ARTICLE IV

                                    OFFICERS

         SECTION 4.1. Number. The Officers of the corporation shall consist of the Office of the Chief Executive, a Senior Chairman of the Board, a Chairman of the Board, a President, one or more Division Presidents, one or more Senior Vice Presidents, one or more Vice Presidents, a Secretary and a Treasurer, each of whom, other than the Senior Chairman of the Board, the Chairman of the Board, the President and the President - International Division, if any, shall be elected by the Board of Directors. The Senior Chairman of the Board, the Chairman of the Board, the President and the President - International Division, if any, shall be elected by the holders of two-thirds (2/3) of the outstanding shares entitled to vote for the election of Directors. The Board of Directors may elect such other Officers, assistant officers or agents as it shall deem necessary or desirable, which Officers, assistant officers or agents shall have such authority and shall perform such duties as the Board of Directors may from time to time prescribe.
Any two or more offices may be held by the same person.

         SECTION 4.2. Election, Term and Removal. Unless otherwise provided by resolution of the Board of Directors, at the time of their election, the term of office of all Officers shall be until the first meeting of the Board of Directors following the next annual meeting of shareholders and until their respective successors are elected and qualify, but any Officer, elected by the Board, may be removed from office, either with or without cause, at any time, by the affirmative vote of a majority of the members of the Board of Directors then in office. Any vacancy occurring among the Officers of the corporation elected by the Board shall be filled by the Board of Directors. Any Officer required to be elected by the shareholders shall only be removed from office, either with or without cause, at any time, by the affirmative vote of the holders of two-thirds (2/3) of the outstanding shares entitled to vote on the election of Directors, but his or her authority to act as an Officer may be suspended by the Board of Directors for cause. Any vacancy occurring among the Officers of the corporation required to be elected by the shareholders shall be filled by the shareholders.

         SECTION 4.3. Powers and Duties. The Chairman of the Board shall, when present, preside at all meetings of the shareholders and of the Board of Directors. In the absence of the Chairman of the Board, or in the event of his death, inability or refusal to act, the President and the President-International Division, if any, shall jointly perform the duties of the Chairman of the Board, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chairman of the Board. Except as aforesaid, the Officers of the corporation shall have such powers and duties as they generally pertain to their respective offices as well as and subject to powers and duties as may be prescribed by the Board or these Bylaws.

         SECTION 4.4. Salaries. The salaries of the Officers shall be fixed from time to time by the Board of Directors and no Officer shall be prevented from receiving such salary by reason of the fact that they are also a Director of the corporation.

         SECTION 4.5. Loans. The corporation may lend money to or guarantee any obligation of, or otherwise assist, any Officer or other employee of the corporation or of any subsidiary, whenever, in the judgment of the Directors, such loan, guarantee or assistance may reasonably be expected to benefit the corporation; provided, however, if such Officer or employee is also a Director of the corporation, such loan must be authorized and approved by the executive committee and subsequently ratified and confirmed by a majority of the Board of Directors. The vote of a Director who would receive the loan, guarantee or assistance from the corporation shall not be included in the majority necessary for ratification.


         SECTION 4.6. Acquisitions. The acquisition of property, rights, or privileges by the corporation for which the total consideration, in whatever form, exceeds an amount equal to 10% of the corporation's total shareholders' equity, shall require the authorization of the Board of Directors. Total shareholders' equity shall be determined from the corporation's consolidated balance sheet from the corporation's most recent certified financial statement.

         SECTION 4.7. Office of the Chief Executive. The Office of the Chief Executive shall consist of not less than three (3) nor more than five (5) members, as shall be determined from time to time by the Board of Directors; provided, however, that the members of the Office of the Chief Executive shall only consist of the Senior Chairman of the Board, the Chairman of the Board, the President, the President-International Division, if any, and the President Americas Division, if any. Each member of the Office shall report directly to the Board of Directors. The decision of a majority of the members of the Office of the Chief Executive shall constitute the decision of the Office. When the Senior Chairman of the Board is no longer serving on the Board of Directors, the position of Senior Chairman of the Board shall be eliminated.

         Any member of the Office who dissents from a decision approved or made by the majority of its members shall have the right, by acting forthwith, to call a special meeting of the entire Board of Directors for the purpose of reviewing said decision, in which event any such decision by the Office of the Chief Executive shall not become effective until reviewed and approved by the Board.

                                    ARTICLE V

                   CERTIFICATES FOR SHARES AND THEIR TRANSFERS


         SECTION 5.1. Certificates for Shares. Certificates representing shares of the corporation shall be in such form as shall be determined by the Board of Directors, in conformity with the laws of the State of New Jersey.


         SECTION 5.2. Transfer of Shares. Shares of the corporation shall be transferable in accordance with the provisions of Chapter 8 of the Uniform Commercial Code as adopted in New Jersey (N.J.S.A. ss.12A:8-101 et seq.) as amended from time to time, and as provided in the New Jersey Business Corporation Act.


         SECTION 5.3. Lost, Stolen or Destroyed Certificates. The Board of Directors may authorize the issuance of a new certificate in place of any certificate theretofore issued by the corporation, alleged to have been lost, stolen or destroyed, upon the making of an affidavit of such loss, theft or destruction by the owner thereof or their legal representative, and the Board of Directors may, in its discretion, require such owner or legal representative to give the corporation a bond indemnifying the corporation and the transfer agents and registrars against all loss, cost and damage which may arise from the issuance of a new certificate in place of the original certificate.


                                   ARTICLE VI

                          INDEMNIFICATION AND INSURANCE

         SECTION 6.1. Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is involved in any pending, threatened or completed civil, criminal, administrative or arbitrative action, suit or proceeding, or any appeal therein or any inquiry or investigation which could lead to such action, suit or proceeding (a "proceeding"), by reason of his or her being or having been a Director, Officer, employee, or agent of the corporation or of any constituent corporation absorbed by the corporation in a consolidation or merger, or by reason of his or her being or having been a Director, Officer, trustee, employee or agent of any other corporation (domestic or foreign) or of any partnership, joint venture, sole proprietorship, trust, employee benefit plan or other enterprise (whether or not for profit), serving as such at the request of the corporation or of any such constituent corporation, or the legal representative of any such Director, Officer, trustee, employee or agent, shall be indemnified and held harmless by the corporation to the fullest extent permitted by the New Jersey Business Corporation Act, as the same exists or may hereafter be amended, from and against any and all reasonable costs, disbursements and attorneys' fees, and any and all amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties, incurred or suffered in connection with any such proceeding, and such indemnification shall continue as to a person who has ceased to be a Director, Officer, trustee, employee or agent and shall inure to the benefit of his or her heirs, executors, administrators and assigns. The right to indemnification conferred in this Section 6.l. shall be a contract right and shall include the right to be paid by the corporation the expenses incurred in connection with any proceeding in advance of the final disposition of such proceeding as authorized by the Board of Directors; provided, however, that, if the New Jersey Business Corporation Act so requires, the payment of such expenses in advance of the final disposition of a proceeding shall be made only upon receipt by the corporation of an undertaking, by or on behalf of such Director, Officer, employee, or agent to repay all amounts so advanced unless it shall ultimately be determined that such person is entitled to be indemnified under this Section 6.1. or otherwise.

         SECTION 6.2.  Right of Claimant to Bring Suit. If a claim under Section
6.1. of these Bylaws is not paid in full by the corporation within thirty (30) days after a written request has been received by the corporation, the claimant may at any time thereafter apply to a court for an award of indemnification by the corporation for the unpaid amount of the claim and, if successful on the merits or otherwise in connection with any proceeding, or in the defense of any claim, issue or matter therein, the claimant shall be entitled also to be paid by the corporation any and all expenses incurred or suffered in connection with such proceeding. It shall be a defense to any such action (other than an action brought to enforce a claim for the advancement of expenses incurred in connection with any proceeding where the required undertaking, if any, has been tendered to the corporation) that the claimant has not met the standard of conduct which makes it permissible under the New Jersey Business Corporation Act for the corporation to indemnify the claimant for the amount claimed, and the burden of proving such defense shall be on the corporation. Neither the failure of the corporation (including its Board of Directors, independent legal counsel or its shareholders) to have made a determination prior to the commencement of such proceeding that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the New Jersey Business Corporation Act, nor an actual determination by the corporation (including its Board of Directors, independent legal counsel or its shareholders) that the claimant has not met such applicable standard of conduct, nor the termination of any proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

         SECTION 6.3. Non-Exclusivity of Rights. The right to indemnification and advancement of expenses provided by or granted pursuant to this Article VI shall not exclude or be exclusive of any other rights to which any person may be entitled under a Certificate of Incorporation, Bylaw, agreement, vote of shareholders or otherwise, provided that no indemnification shall be made to or on behalf of such person if a judgment or other final adjudication adverse to such person establishes that such person has not met the applicable standard of conduct required to be met under the New Jersey Business Corporation Act.

         SECTION 6.4. Insurance. The corporation may purchase and maintain insurance on behalf of any Director, Officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against any expenses incurred in any proceeding and any liabilities asserted against him or her by reason of such person's being or having been such a Director, Officer, employee or agent, whether or not the corporation would have the power to indemnify such person against such expenses and liabilities under the provisions of this Article VI or otherwise.


                                   ARTICLE VII

                                  MISCELLANEOUS


         SECTION 7.1. Fiscal Year. The fiscal year of the corporation shall be the year beginning April 1st and ending March 31st, unless the Board of Directors shall otherwise direct.

         SECTION 7.2. Corporate Seal. The corporation shall have a corporate seal which shall be in such form as the Board of Directors may determine. In lieu of the corporate seal, when so authorized by the Board of Directors or a duly empowered committee thereof, a facsimile of the seal may be impressed or affixed or reproduced.

         SECTION 7.3.   Amendments. The provisions of Sections 2.6., 3.2., 3.8.,
3.10. (last sentence only), 4.1., 4.2. and 7.3. of these Bylaws may be altered or repealed only by the holders of two-thirds (2/3) of the outstanding shares entitled to vote on the subject matter. Subject to the foregoing sentence, the Board of Directors shall have the power to alter or repeal the Bylaws of the corporation or adopt new Bylaws.

         SECTION 7.4. Notices. In computing the period of time for the giving of any notice required or permitted for any purpose, the day on which the notice is given shall be excluded and the day on which the matter noticed is to occur shall be included. If notice is given by mail or telegram, the notice shall be deemed to be given when deposited in the mail or telegram office, addressed to the person to whom it is directed at their last address as it appears on the records of the corporation, with postage or charges prepaid thereon, provided, however, such notice must be given by telegram, personal service or by personally advising the person orally when, as may be authorized by these Bylaws, less than three (3) days' notice is given. Notice to a shareholder shall be addressed to the address of such shareholder as it appears on the stock transfer records of the corporation.

                                 Exhibit 10(g)
                                                                       [date]



[name]
c/o Block Drug Company, Inc.
257 Cornelison Avenue
Jersey City, NJ 07302

                  RE:      Option Award Letter

Dear [name]:

         On May 27, 1998, the Executive Committee of the Board of Directors of Block Drug Company, Inc. (the "Company") and the voting shareholders of the Company authorized and approved the Stock Option Plan of the Company (the "Plan"). The Plan provides for the grant of options to certain key employees of the Company and its subsidiaries. A copy of the Plan was attached to the Prospectus dated June 3, 1998 that was given to you and shall be deemed a part of this agreement as if fully set forth herein. Unless the context otherwise requires, all terms defined in the Plan shall have the same meaning when used herein.

         As you have irrevocably elected to cash-in your Special Stock Unit Award dated [date of original award] and to receive all future replacement awards stemming from that[date of original award] Award in the form of Stock Options, the Company hereby grants to you, as a matter of separate inducement and not in lieu of any salary or other compensation for your services, the option (the "Option") to purchase, in accordance with the terms and conditions set forth in the Plan, an aggregate of[# of shares] shares of Common Stock at a price of [$exercise price] per share, such option price being, in the judgment of the Committee, not less than one hundred percent (100%) of the fair market value of such share at the date hereof. Subject to the modifications and limitations provided in the Plan, because this particular Option is a replacement award, upon the exercise or expiration of this Option, and any subsequent replacement Option, you will receive a new replacement Option based on the original dollar value of the[date of original award] Special Stock Unit Award. That amount is [original award dollar value].

         The Option is not intended to qualify as an "incentive stock option" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended.

         Subject to the modifications and limitations provided in the Plan, this Option may be exercised by you during the period commencing on the third anniversary of the date of grant of this Option and terminating at the close of business on [10 years from date of letter], after which the unexercised portion of the Option granted herein will automatically terminate and become null and void. In the event your employment with the Company or any subsidiary is terminated prior to the close of business on [3 years from date of letter], this Option shall only be exercisable thereafter to the extent provided in the Plan, and shall otherwise terminate and become null and void.

         In no event shall you exercise this Option for a fraction of a share or for less than five hundred (500) shares (unless the number purchased is the total balance for which the Option is then exercisable).

         This Option is not transferable by you otherwise than by will or the laws of descent and distribution, and is exercisable, during your lifetime, only by you (or by your legal representative appointed in the event of your Disability). This Option may not be assigned, transferred (except by will or the laws of descent and distribution), pledged or hypothecated in any way, except to the extent necessary to comply with any cashless exercise procedure coordinated by the Company with one or more brokerage firms. Any attempted assignment, transfer, pledge, hypothecation or other disposition of this Option contrary to the provisions hereof, and the levy of any attachment or similar proceeding upon the Option, shall be null and void and without effect.

         During your lifetime, you may not transfer your Option. In the event you die holding an unexercised Option which has not expired, the Option, as an asset of your estate, may be exercised by your legal representative on behalf of your estate upon presentation of such representative of letters testamentary or equivalent proof (satisfactory to the Committee) of the right of such person to exercise such Option. You should consult your tax and estate planning advisors as to how the Option should be handled in your estate.

         Any exercise of this Option shall be substantially in the form attached hereto. Please note that the attached form provides that the purchase price may also be paid on your behalf pursuant to a "cashless exercise" arrangement that has been established by the Company with Merrill Lynch Private Client Services. The Company reserves the right to limit or modify the methods of exercise to facilitate Plan administration.

         As provided in the Plan, the Company may withhold from sums due or to become due to you from the Company an amount necessary to satisfy its obligation to withhold taxes incurred by reason of the issuance or disposition of shares pursuant to this Option, or may require you to reimburse the Company in such amount. The Company may hold the stock certificate to which you are entitled upon the exercise of this Option as security for the payment of withholding tax liability, until cash sufficient to pay such liability has been accumulated.

         This agreement is subject to all terms, conditions, limitations and restrictions contained in the Plan, which shall be controlling in the event of any conflicting or inconsistent provisions.

         You acknowledge that you are receiving the grant of a stock option under the Company's Stock Option Plan and have received and understood a description of this Plan. You further understand that the Company has reserved the right to amend or terminate the Plan at any time and that the grant of an option in one year or at one time does not in any way obligate the Company to make a grant in any future year or in any given amount. You also acknowledge and understand that the grant is wholly discretionary in nature and is not to be considered part of your normal or expected compensation subject to severance, resignation, redundancy or similar pay.

         Please indicate your acceptance of all the terms and conditions of this Option and the Plan by signing and returning a copy of this letter within 30 days.

                                                     Very truly yours,

                                                     BLOCK DRUG COMPANY, INC.


                                                     By:
                                                            Thomas Block
                                                             President


                                                 By:____________________________
                                                            John E. Peters
                                                  Senior Vice President, General
                                                         Counsel & Secretary

ACCEPTED:

-----------------------------
Signature of Employee

-----------------------------
Name of Employee-Please Print

Date:________________________

                                 Exhibit 10(h)

                             SPECIAL STOCK UNIT PLAN
                            AS AMENDED, APRIL 1, 1999

                            BLOCK DRUG COMPANY, INC.
                       (U.S. and International Employees)

A.       PURPOSES:
         The Plan is intended to provide greater motivation and incentive for those eligible employees of the Company and its Subsidiaries who are making and can continue to make significant contributions to the success of the business, to attract and to retain employees of outstanding caliber and competence and to enhance the identity of interests between the stockholders of the Company and the employees who are Participants in the Plan.
         In furtherance of the foregoing it is the express purpose of the Plan to provide Participants with: Retirement income; Deferred compensation; Supplemental income; and To have all payments from the Plan considered qualified retirement benefits as set forth in paragraph
              5 of Section L of this Plan.

B.       DEFINITIONS:
         1. As used in this Plan, the following terms shall have the meanings set forth below:
         (a) "Award Date" shall mean the date on which an award, or replacement award, of one or more Special Stock Units is made to a Participant.
         (b) "Base Period Earnings Per Share" shall mean four (4) times the average of the Quarterly Earnings Per Share of the twelve (12) consecutive completed Calendar Quarters next preceding the Award Date: PROVIDED, HOWEVER, that if the sum of the Quarterly Earnings Per Share of any four (4) consecutive Calendar Quarters [within such period of three (3) years] is less than the sum of the Quarterly Earnings Per Share of the immediately preceding four (4) consecutive Calendar Quarters, there shall be substituted, for each of such succeeding four (4) Calendar Quarters, the net earnings per share fixed by the Committee.
         (c) "Base  Period Value Per Unit" shall mean an amount equal to fifteen
(15) times the Base Period Earnings Per Share multiplied by two (2).
         (d) "Calendar Quarter" shall mean the quarter-annual periods ending on June 30, September 30, December 31 and March 31.
         (e) "Committee" shall mean the committee having control of the administration of the Plan as provided for in Section C of this Plan.

         (f) "Common Stock" shall mean the Class A Common Stock of the Company, or any class of common stock of the Company issued in exchange or substitution therefor.
         (g) "Company" shall mean Block Drug Company, Inc., or any successor thereto.
         (h) "Disability" and "Disabled" shall have the meaning given those terms in the Block Drug Retirement Plan, as amended from time to time.
         (i) "Deferred Compensation Amount" shall mean the amount payable to a Participant, Participant's designated beneficiaries or Participant's estate which shall be determined in the manner provided for in Section G of this Plan.
         (j) "Election" shall mean Participant's required irrevocable decision, within sixty (60) days after an Award Date, as evidenced by a form provided by the Company and signed by Participant, to receive payment of the Deferred Compensation Amount when the Special Stock Units become fully vested, or to defer payment to any subsequent year after the Special Stock Units become fully vested, but subject to the provisions of Section H paragraph 1 and the restrictions in Section H paragraph 2. If Participant decides to defer payment, Participant shall have the choice of designating whether payment of the Deferred Compensation Amount shall be made on February 15, or August 15, in the year in which Participant elects to receive payment ("the Elected Payment Day"). Thus, the Termination Earnings Per Share Date will be either the 31st of December or the 30th of June of that year whichever immediately precedes the date Participant elected to receive payment.
         (k) "Hardship" shall mean an extreme financial emergency or need for which funds are not reasonably available from other sources. These needs include extraordinary medical expenses not covered by insurance, purchase of a primary residence, burdensome family educational expenses or any other extraordinary financial need.
         (l) "Interest" shall mean the annual rate of interest equal to the prime rate of interest as published in the Wall Street Journal on the day which necessitates payment is to be made, minus the percentage obtained by multiplying said prime rate by the percentage amount of the maximum Federal and the effective New Jersey corporate income tax rates applicable to the Company. In its sole and nonreviewable discretion, the Committee shall determine whether and to what extent, if any, adjustments should be made to the rate of interest to be paid, if there are fluctuations in the tax rates applicable to the Company.
         (m) "International Participant" shall mean a Participant whose domicile is other than the United States. (n) "Normal Retirement Date" shall mean the first day of the month coincident with or next following a Participant's sixty-fifth (65th) birthday; PROVIDED, HOWEVER, that the Committee, in its sole and nonreviewable discretion, and upon such criteria as the Committee may consider appropriate, may treat the date of the Termination of Employment of any living, nondisabled Participant over the age of sixty-two (62) years as his Normal Retirement Date, in which event such Participant's Termination of Employment shall be deemed to have occurred by reason of Participant's retirement on Participant's Normal Retirement Date for all purposes hereunder.
         (o) "Participant" shall mean an employee of the Company or a Subsidiary to whom one or more Special Stock Units are awarded under this Plan.
         (p) "Participant's Account" shall mean the record established by the Company for each Participant showing the number of Special Stock Units awarded to Participant by the Committee from time to time, and the Base Period Value Per Unit and Award Date of each such Special Stock Unit.
         (q) "Plan" shall mean the Special Stock Unit Plan of the Company, as described herein, or as amended from time to time.
         (r) "Quarterly Earnings Per Share" shall mean the Calendar Quarter net earnings per share of Common Stock reported by the Company to the Securities and Exchange Commission, as adjusted, by the Committee, or as restated by the Company, if the Committee, in its sole and nonreviewable discretion, shall deem it appropriate, by, but not limited to:
         (i) Eliminating or restating any one or more items of income, expense, gain or loss, of whatever nature, and/or:
         (ii) Restating net earnings per share to reflect a material reduction or increase in the number of outstanding shares of the common stock of the Company, of whatever class, and/or:
          (iii) Limiting the Quarterly Earnings Per Share for any Calendar Quarter to an amount equal to one hundred and fifteen percent (115%) of the Quarterly Earnings Per Share of the comparable Calendar Quarter in the immediately preceding Calendar Year, after adjusting the earnings of each such prior year's quarter by the increase in the cost-of-living for the twelve (12) month period succeeding such prior year's quarter. Such cost-of-living adjustment shall be based upon the Consumer Price Index for All Urban Consumers published by the U.S. Department of Labor, Bureau of Labor Statistics or its equivalent.
         In the event that the net earnings per share of any one or more prior Calendar Quarters shall be adjusted, as provided for herein, the Committee, in its sole and nonreviewable discretion, shall determine whether and to what extent, if any, such prior period adjustments should be reflected in the computation of Base Period Earnings Per Share and/or Termination Earnings Per Share and whether the number of Special Stock Units credited to each Participant's Account should be adjusted.
         (s) "Special Stock Unit" shall mean the equivalent of two (2) shares of the Common Stock having a value equal to its Base Period Value Per Unit.
         (t) "Special Stock Units Awarded" shall mean the number of Special Stock Units originally awarded and adjusted to reflect stock dividends paid on the Common Stock or as otherwise adjusted by the Committee.

         (u) "Stock Option" or "Option" shall mean any option to purchase a share or shares of the Company's Class A Common Stock, or any class of Company common stock issued in exchange or substitution thereof, pursuant to the Stock Option Plan.
         (v) "Stock Option Plan" shall mean the Stock Option Plan of the Company, as amended from time to time.
         (w) "Subsidiary" shall mean any corporation of which more than fifty percent (50%) of the total combined voting stock, of all classes, is owned by the Company and/or another corporation or entity which directly or indirectly controls, is controlled by, or is under control of the Company.
         (x) "Termination of Employment" shall mean the cessation of any Participant's employment with the Company and any and all Subsidiaries for any reason, including death or disability.
         (y)  "Termination  Date"  shall  mean  the  first  to  occur of (a) the
Participant's Normal Retirement Date, or (b) the effective date of the Termination of Employment of a Participant from the Company and any and all Subsidiaries, irrespective of the cause or reason for such termination.
         (z) "Termination Earnings Per Share" shall mean four (4) times the average of the highest Quarterly Earnings Per Share of any twelve (12) consecutive Calendar Quarters starting with the first Calendar Quarter used to compute the Participant's Base Period Earnings Per Share and ending with the last completed Calendar Quarter on or before the date Participant is entitled to receive payment.
         (aa) "Termination Value Per Unit" shall mean an amount equal to fifteen
(15) times the Termination Earnings Per Share multiplied by two (2).

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

D.       ELIGIBILITY:
         1. Any employee of the Company or its Subsidiaries, including an employee who also may be an officer or director of the Company or any Subsidiary (excepting only any employee who is a member of the Committee while and so long as such employee is a member) shall be eligible to receive an award of one or more Special Stock Units.

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

         3. The aggregate number of Special Stock Units credited to all Participants at any one time shall not exceed two and one-half percent (2.5%) of the total number of the then outstanding shares of all classes of common stock of the Company. In computing such aggregate number of Special Stock Units, there shall not be included Special Stock Units awarded to any and all Participants whose Termination of Employment has occurred but, pursuant to paragraph 5 of Section H of this Plan, the Deferred Compensation Amount has not yet been paid.
         4. The Committee at any time and from time to time, with the consent of a Participant, may cancel all or any number of Special Stock Units theretofore awarded to Participant and make an award of one or more Special Stock Units in lieu thereof.

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

G.       DETERMINATION OF DEFERRED COMPENSATION AMOUNT:
         1. When Participant's Termination Date is reached, then, solely with respect to that number of Special Stock Units Awarded and credited to Participant's Account which are vested on the Termination Date (in accordance with the provisions of Section F of this Plan) or when payments are to be made in accordance with Section H of this plan, Participant shall be entitled to receive as the Deferred Compensation Amount the excess, if any, of:

         (a) The Termination Value Per Unit of the aggregate number of Special Stock Units Awarded which are vested:
                  OVER
         (b) The aggregate Base Period Value Per Unit of such vested Special Stock Units awarded: PROVIDED, HOWEVER, in computing the Deferred Compensation Amount, there shall not be taken into account any one Award where the aggregate Base Period Value Per Unit exceeds the Termination Value Per Unit of the aggregate number of Special Stock Units Awarded.

H.       PAYMENT OF DEFERRED COMPENSATION AMOUNT:
         1. Subject to the provisions of paragraph 2 of this Section, Participants who have not made an Election to defer payment of their Deferred Compensation Amount shall be paid the Deferred Compensation Amount on the thirtieth (30th) day following the date on which Participant's Special Stock Units become fully vested in accordance with the provisions of this Plan. Participants who have made an Election to defer payment shall be paid their Deferred Compensation Amount on the Elected Payment Day. Participants receiving payment under the provisions of this paragraph, shall receive replacement awards, at Participant's option, either in Special Stock Units or Stock Options, as provided in paragraph 5 of this Section.
         2. Regardless of when vesting occurs, payments will not be made during the period commencing with Participant's 60th birthday and ending with Participant's Normal Retirement Date, except when there is Termination of Employment.
         3. In the case of Hardship, any Participant may request the Committee for payment of Participant's Deferred Compensation Amount with respect to any or all of those Special Stock Units credited to Participant's Account which are fully vested as of the date of such request. Such request must be made in writing at least thirty (30) days prior to the proposed date of payment. If the Committee, in the exercise of its sole and nonreviewable discretion, shall consent to the request for such payment, then the Deferred Compensation Amount to which the Participant is entitled with respect to such fully vested Special Stock Units shall be determined and then paid on the thirtieth (30th) day following the date of the request, with a replacement award to be issued in the manner provided in paragraph 4 of this Section.
         4. When a Participant is paid a Deferred Compensation Amount (i) due to Participant's Normal Retirement Date having been reached, or (ii) due to Participant's Termination of Employment no replacement award shall be issued.
         5. When Special Stock Unit Awards are scheduled to be replaced, Participants will have an irrevocable option to elect whether that replacement award will be in Special Stock Units or be in Stock Options. Regardless of the choice, the replacement value will be equal to the dollar value of the original award which is being replaced.

         If Participant elects to replace the Special Stock Unit award with Stock Options, all future replacement awards attributed to that original award will be in the form of Stock Options. As other Special Stock Unit awards become fully vested, the Participant will be given the option to elect whether those awards will be replaced with Special Stock Units or Stock Options. Once Participant elects Stock Options as a replacement that is an irrevocable decision with respect only to that Award and any replacement awards stemming from it.
         Except as set forth in paragraph 4 of this Section, when the Stock Option replacement award is exercised or expires, a Stock Option replacement award will be issued with a dollar value equal to that of the original award which is being replaced.
         The Participant will be notified at least sixty (60) days prior to the date scheduled for the issuance of a replacement award and within thirty (30) days of such notice Participant must then elect whether the replacement award will be in the form of Special Stock Units or Stock Options.
         6. Upon Participant's tender of the certificate(s) covering those Special Stock Units for which payment is made the Special Stock Units will be cancelled and a new award, equal to the original dollar value of the award(s) being cancelled, will be issued. The Award Date of the replacement Special Stock Units will be that date which is thirty (30) days prior to the date payment is due. The replacement Special Stock Units will fully vest in five (5) years and will not take the place of normally scheduled awards. The issuance of replacement Special Stock Units shall be contingent upon Participant's employment by the Company or any Subsidiary on the date payment is made.
         7. Subject to the restrictions set forth in paragraph 2 of this Section, International Participants are permitted to request the Company to pay the fully vested amount of the awards and to receive replacement units either in the form of Stock Options or Special Stock Units. Such request must be in writing at least thirty (30) days prior to the proposed date of payment. If the Company, in the exercise of its sole and nonreviewable discretion, shall consent to the request for such payment, then the fully vested amount will be paid and replacement awards will be issued in accordance with the Plan.
          8. When there is Termination of Employment of a Participant, or if the Participant's Normal Retirement Date is reached, the Deferred Compensation Amount shall be paid within one (1) year from the date the event occurs. In the event the termination of employment of a Participant shall be occasioned by Participant's death or disability, the Deferred Compensation Amount shall be paid, in the case of a disabled Participant, to the Participant, or otherwise as Participant may in writing direct, or else to a duly appointed committee, guardian or conservator, if any, or in the case of a deceased Participant, to the beneficiary or beneficiaries most recently designated by the Participant in a writing filed with the Committee, or if no such designation shall have been made, or if all designated beneficiaries shall die before all payments have been made, then any remaining payments shall be made to the Participant's estate.
         9. In all instances when the Deferred Compensation Amount is not paid on the thirtieth (30th) day succeeding the event which necessitates payments being made, Interest on the unpaid amount shall accrue as of the thirty-first
(31st) day after the event until the Deferred Compensation Amount is paid.

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

L.       ADDITIONAL PROVISIONS:
         1. Participant's decision to defer, or not to defer, payment of the Deferred Compensation Amount may result in important tax consequences to Participant. Participant should consult with an attorney or financial advisor before making this decision.

         2. The Company and its Subsidiaries shall have the right to deduct from Participant's wages and from payments of Deferred Compensation Amounts any taxes or other amounts required by law to be withheld due to increases in the vested amounts or due to the payment of the Deferred Compensation Amount.
          3. Neither the Company or its Subsidiaries has established, nor shall it be required to establish, any special or separate fund nor has the Company or its Subsidiaries made any other segregation of assets to assure, or secure, nor does the Company or its Subsidiaries in any way guarantee the payment of any Deferred Compensation Amount.
         4. No employee of the Company or its Subsidiaries or any other person shall have the right to become a Participant or have any claim or right to receive an award of Special Stock Units under this Plan.
         5. Neither the existence nor provisions of this Plan nor any action taken hereunder shall be deemed to give any employee the right to be retained in the employ or service of the Company or any Subsidiary or to interfere with the rights of the Company or any Subsidiary to discharge any employee at any time. It is the Company's intent to provide retirement income to Participant and to have all payments under the Plan be considered qualified retirement benefits under the law. By paying Participant's Deferred Compensation Amounts prior to Participant's Termination of Employment, the Company may lose certain rights. Therefore, the Company may request the Participant sign a waiver acknowledging the intent of the Company and Participant to consider any such payment(s) to be part of Participant's qualified retirement benefit and the lack of such right by the Participant to be retained by the Company.
         6. By action of their respective Boards of Directors, Subsidiaries may adopt this Plan for Participants who are employees of such Subsidiaries. In such event, such Subsidiaries shall assume the payment liability of the Deferred Compensation Amount for their Participant employees.
         7. This Plan and all requirements thereunder shall be construed in accordance with and governed by the laws of the State of New Jersey, United States of America.

M.       EFFECTIVE DATE:
         1. The effective date of this Plan is May 25, 1976, as amended February 14, 1989, April 1, 1991, January 31, 1997, and as further amended April 1, 1999.

                                  EXHIBIT 10(i)

                        AMENDMENT TO EMPLOYMENT AGREEMENT
                                     BETWEEN
                                   JAMES BLOCK
                                       AND
                            BLOCK DRUG COMPANY, INC.


TheEmployment Agreement dated September 1, 1984, as amended April 29, 1987, between James Block (hereinafter called "Executive") and Block Drug Company, Inc. (hereinafter called "company"), is hereby amended by deleting Paragraph 1.(a) and substituting the following paragraph in lieu thereof.

           1.(a) The Company hereby employs Executive until April 30, 2007, or until such later date as Executive's employment may be terminated in accordance with the provisions of subsection (b) of this Section.

   In all other respects, the provisions of the Agreement remain the same.

   IN WITNESS WHEREOF, the Company has caused this Amendment to be executed by its duly authorized officers and its corporate seal to be affixed and Executive has signed, sealed and delivered this Amendment as of this 29th day of April, 1997.

      ATTEST:
BLOCK DRUG COMPANY, INC.

________________________                         By:___________________________
  John E. Peters                                           Thomas Block
     Secretary                                              President




    WITNESS:
   By:__________________
         James Block

                       AMENDMENT TO EMPLOYMENT AGREEMENT
                                     BETWEEN
                                   JAMES BLOCK
                                       AND
                            BLOCK DRUG COMPANY, INC.

TheEmployment   Agreement   dated   September   1,.1984   between   James  Block
   (hereinafter called "Executive") and Block Drug Company, Inc. (hereinafter called "Company"), is hereby amended by deleting Paragraph 1.(a) on page 2 and substituting the following paragraph in lieu thereof.

               1.(a) The Company hereby employs Executive until April 30, 1997, or until such later date as Executive's employment may be terminated in accordance with the provisions of subsection (b) of this Section.

   In all other respects, the provisions of the Agreement remain the same.

   IN WITNESS WHEREOF, the Company has caused this Amendment to be executed by its duly authorized officers and its corporate seal to be affixed and Executive has signed, sealed and delivered this Amendment as of this 29th day of April, 1987.

    ATTEST:
BLOCK DRUG COMPANY, INC.


____________________                                 BY:____________________
                                                             James Block
                                                         Chairman of the Board


    WITNESS:

_____________________                                BY:_____________________
                                                             Thomas Block

                              EMPLOYMENT AGREEMENT

      September 1, 1984 is the effective date of this EMPLOYMENT AGREEMENT between BLOCK DRUG COMPANY, INC., a corporation of the State of New Jersey (hereinafter called "Company"), having its principal office at 257 Cornelison Avenue, Jersey City, New Jersey 07302, and JAMES BLOCK (hereinafter called "Executive") residing in the City, County and State of New York.

      WHEREAS, Executive has served as a major executive of the Company for many years and presently is serving as the President of the Company; and

      WHEREAS, the Company and Executive entered into an Employment Agreement dated January 1, 1981;
  and

      WHEREAS, the Company has determined that it would be in the best interests of the Company and its stockholders that the Company change certain provisions of the January 1, 1981 Employment Agreement and assure itself of the continued services of Executive and his specialized knowledge and unusual abilities with respect to the business and affairs of the Company; and

                              W I T N E S S E T H:

      WHEREAS, Executive is willing to enter into a new Agreement with the Company for his exclusive services as a management executive on a full-time basis or as an employee performing special management services with respect to the business and affairs of the Company; and

      WHEREAS, the Executive Committee of the Board of Directors of the Company has approved the terms and conditions respecting the Executive's employment set forth herein and has authorized the execution and delivery of this Agreement.

      NOW, THEREFORE, in consideration of the premises, the mutual covenants hereinafter contained and other good and valuable consideration, the Company and Executive hereby agree as follows:

      1. (a) The Company hereby employs Executive until December 31, 1990, or until such later date as Executive's employment may be terminated in accordance with the provisions of subsection (b) of this Section.

          (b) Executive, at any time that he is serving the Company as a management executive on a full time basis (i) may give the Company written notice, effective as of the first date of the month specified in such notice that Executive shall thereafter be employed as an executive of the Company rendering advice and counsel to the senior officers and the Executive Committee of the Company and handling special assignments (herein such role is referred to as "a special management executive"); or (ii) if his physical or mental condition shall preclude his performing the duties of a management executive on a full time basis, Executive shall thereafter serve as a special management executive. Executive shall be employed as such special management executive for a period of years, not in excess of twenty, equal to one-half of the number of full years that Executive was employed by the Company (including any predecessor) on a full time basis as a management executive, or until the death of Executive, if such death shall occur prior to the end of such period of years.

         2. When he is serving as a full time management executive:

          (a) The duties required of Executive shall be of a management executive nature similar in type and character to those duties heretofore and now being performed by him and shall include specifically domestic and foreign travel and maintenance of Company, employee, industry, trade and customer relations, including such entertainment in accordance with Executive's position and responsibilities as may be appurtenant to the performance of such duties.

          (b) Executive will be permitted vacation periods each year similar to those taken in the past and as are customary for executives holding a position of similar status and responsibility.

          (c) Executive will devote his entire time and attention during usual business hours to the business of the Company, subject to the following exceptions:

              (i) During vacation periods and periods of illness or other incapacity.

              (ii) Executive shall have the right to make and supervise his and his family's personal investments or to serve as: (A) an officer or director of any other company, corporation or business organization, provided that the same is non-competitive in any substantial respect with the business engaged in by the Company; (B) a fiduciary of an estate or a trust for the benefit of a member of his or his wife's family or a friend; or (C) an officer or director of, and/or to render services to, any civic, charitable, educational, eleemosynary or similar organizations of activity.

      3. When he is serving as a special management executive, Executive shall only be required to perform such duties as his health permits. Among other things, Executive shall be available to serve, if appointed, as a member of the Executive Committee of the Company and any committees administering incentive and retirement plans for employees of the Company, and to study, evaluate and make recommendations with respect to the Company's marketing plans, advertising campaigns, and proposed acquisitions. While Executive is employed as a special management executive he shall not be required to be present at any office of the Company on a regular basis, and he shall have the right to vacation and to travel as he sees fit so long as when he is absent from the Metropolitan New York, New Jersey area, he is available for consultation by telephone, telegram, or cable and materials and documents can be sent to him for his review and consideration.

      4. Executive will be provided at all times, whether he is employed on a full time basis or as a special management executive, with suitable executive office space and secretarial services and staff assistance.

      5. Executive hereby accepts the employment contemplated in this Agreement and agrees to perform the duties required of him hereunder. If elected thereto, Executive will serve as an officer or director of the Company without additional compensation, except that in the event that any such company shall pay fees to the management members of its Board of Directors or fees to any members of any committee of such directors of which Executive may be a member, then Executive shall be entitled to retain the same.

      6. (a) Commencing September 1, 1984 the Company will pay to Executive an annual salary of $213,671 (Two Hundred Thirteen Thousand Six Hundred Seventy One Dollars) in equal monthly installments on the first day of each month. It is understood that the annual salary payable to Executive may be adjusted from time to time, in the sole discretion of the Company; provided, that in no event will such annual salary be less than $164,792 (One Hundred Sixty Four Thousand Seven Hundred Ninety Two Dollars) [before reflecting any "Economic Factor", as hereinafter defined, or cost-of-living increase as provided for subsection (c) of this Section].

          (b) The annual salary payable to Executive for his services as a special management executive shall be one-quarter of the rate of annual salary payable to Executive for his services as a full time management executive as of the date that the nature of Executive's employment shall change from that of a full time management executive to a special management executive.

          (c) Commencing as of September 1, 1985, and continuing on September 1 of each subsequent year, there shall be examined the Consumer Price Index For All Urban Consumers (U.S. City Average) as published by the U.S. Department of Labor (the "Index"). It shall be determined if there is an increase or decrease in the Index as of July 1 of any year as compared to the Index for July 1984 (311.7). Also commencing as of September 1, 1985, and continuing on September 1 of each subsequent year, the Company's Economic Factor ("Factor") shall be determined. The Factor is that percentage approved in writing by the Company's Office of the Chief Executive at its regularly scheduled meeting and which percentage governs salary increases for all domestic non-union employees of the Company in effect as of September 1. Executive's annual salary on September 1, 1985 shall be increased by an amount determined by multiplying the greater of (a) the Factor or (b) the percentage increase in the Index, by the annual salary in effect on September 1, 1984. However, thereafter, as of September 1 of each ensuing year, using Executive's salary on September 1, 1984 as the base, two (2) cumulative earnings totals, one from the application of the percentage increase or decrease in the Index and one from the application of each year's Factor to the annual salary shall be maintained and compared. Executive's annual salary will be increased or decreased commencing September 1, 1986 and on each September 1st thereafter, so that Executive's cumulative salary from September 1, 1984 will be the higher of such amount resulting from the cumulative increase or decrease in the Index or the cumulative increase or decrease after the application of each year's Factor.

         7. Anything to the contrary hereinbefore stated notwithstanding, if the Company continues or adopts any plan or plans of any sort or nature including but without limiting the generality of the foregoing, pension plans, profit sharing plans, bonus plans, stock option plans or insurance plans by the terms of which Executive would be eligible to participate therein, then Executive, in whichever capacity he is employed by the Company, shall have the right to participate therein and shall be entitled to receive all emoluments or benefits as may be provided thereunder, in addition to all of Executive's other rights and benefits hereunder.


           8. The Company recognizes that Executive has made and will make out of his own personal funds certain minor expenditures for entertainment and the like necessary in carrying out his duties hereunder. Notwithstanding this recognition by the Company of the necessity thereof, Executive agrees that the Company will not reimburse him for such expenditures made by him personally.

           9. On December 31, 1990, if Executive is then living and is still serving as a full time management executive, he will, in good faith, first negotiate for the continuation of his employment by the Company before accepting employment elsewhere.

           10. (a) In the event of the death of Executive at any time after the date of this Agreement, before, on or after December 31, 1990, whether or not Executive is employed by the Company in any capacity at the time of his death, the Company will pay the annual amount determined as provided in subsection (b) of this Section, in equal monthly installments commencing with the month immediately following that in which Executive's death shall have occurred, for the period of years computed as provided in subsection (c) of this Section, to Executive's wife, Barbara Block, if she shall survive Executive, and upon her death thereafter prior to the receipt of all payments, or in the event that Barbara Block shall not survive Executive, such remaining payments or such payments, as the case may be, shall be made to the acting trustees of the trust for the primary benefit of Executive's issue under an Indenture of Trust dated as of November 20, 1970, (or, if the said Trust shall have terminated, to the persons who shall have succeeded to the principal of such trust, in proportion to their respective interests in such principal). Executive shall not have the right to change the payers provided for herein.

                (b) The annual amount shall be equal to one-half of the average annual salary of Executive for those three years of his employment by the Company in which Executive was paid the highest amount of salary, not including, however, in the computation of such annual amount any increase in Executive's salary during those three highest salaried years other than an increase attributable to the cost-of-living adjustment provided in subsection (c) of Section 6.

                (c) The payments provided for in subsection (a) of this Section shall continue for a period of years, not in excess of twenty, equal to one-half of the number of full years that Executive shall have been employed as a full time management executive by the Company (including any predecessor). For the purposes of this Agreement, it is acknowledged and agreed that Executive's employment as a full time management executive by the Company commenced on June 22, 1959 and has continued uninterrupted to the date hereof.

    11. Executive agrees that, unless the Company shall consent thereto, he will not at any time during his employment by the Company engage in any activity which shall be substantially competitive with any business then carried on by the Company. Executive shall be free, however, without such consent, to purchase and deal in, as investments or otherwise, stocks or other securities of any corporation, competitive or otherwise, generally traded in by the public: provided that Executive's ownership of shares of stock of any such competitive corporation shall not exceed one per cent of the outstanding shares of capital stock.

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

         14. This Agreement contains all of the covenants and agreements between the parties and all prior understandings and agreements relating to the subject matter herein as superseded and cancelled by this Agreement. This Agreement shall not be altered, modified, varied or amended except by an agreement in writing of like dignity, executed by both parties hereto.

         IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officers and its corporate seal to be affixed and Executive has signed, sealed and delivered this Agreement as of the date first above written.

     ATTEST:
BLOCK DRUG COMPANY, INC.


BY:_____________________                                   ___________________
      John E. Peters                                          Leonard Block
         Secretary                                        Chairman of the Board


    WITNESS:


BY:_____________________
      James Block

                                 Exhibit 10(j)

                        AMENDMENT TO EMPLOYMENT AGREEMENT
                                     BETWEEN
                                  THOMAS BLOCK
                                       AND
                            BLOCK DRUG COMPANY, INC.



The Employment Agreement dated May 1, 1987, between Thomas Block (hereinafter called "Executive") and Block Drug Company, Inc. (hereinafter called "Company"), is hereby amended by deleting Paragraph 1. (a) and substituting the following paragraph in lieu thereof.

     1. (a) The Company hereby employs Executive until April 30, 2007, or until such later date as Executive's employment may be terminated in accordance with the provisions of subsection (b) of this Section.

In all other respects, the provisions of the Agreement remain the same.

IN WITNESS WHEREOF, the Company has caused this Amendment to be executed by its duly authorized officers and its corporate seal to be affixed and Executive has signed, sealed and delivered this Amendment as of this 29th day of April, 1997.


ATTEST:                                           BLOCK DRUG COMPANY, INC.


_______________________                        By:_________________________
                                                          James Block
                                                    Chairman of the Board

WITNESS:

_______________________                        By:__________________________
                                                          Thomas Block



                              EMPLOYMENT AGREEMENT

May 1, 1987 is the effective date of this EMPLOYMENT AGREEMENT between BLOCK DRUG COMPANY, INC., a corporation of the State of New Jersey (hereinafter called "Company"), having its principal office at 257 Cornelison Avenue, Jersey City, New Jersey 07302, and THOMAS R. BLOCK (hereinafter called "Executive") residing in the City, County and State of New York.

                                   WITNESSETH:

         WHEREAS, Executive has served as a major executive of the Company for many years and presently is serving as the Executive Vice President and Treasurer of the company; and

         WHEREAS, the Company and Executive entered into an Employment Agreement dated September 1, 1984; and

         WHEREAS, the Company has determined that it would be in the best interests of the Company and its stockholders that the company change certain provisions of the September 1, 1984 Employment Agreement and assure itself of the continued services of executive and his specialized knowledge and unusual abilities with respect to the business and affairs of the Company; and

WHEREAS, Executive is willing to enter into a new Agreement with the Company for his exclusive services as a management executive on a full time basis or as an employee performing special management services with respect to the business and affairs of the Company; and

         WHEREAS, the Executive Committee of the Board of Directors of the Company has approved the terms and conditions respecting the Executive's employment set forth herein and has authorized the execution and delivery of this Agreement.

         NOW, THEREFORE, in consideration of the premises, the mutual covenants hereinafter contained and other good and valuable consideration, the Company and Executive hereby agree as follows:

         1. (a) The Company hereby employs Executive until April 30, 1997, or until such later date as Executive's employment may be terminated in accordance with the provisions of subsection (b) of this Section.

     Executive,  at any  time  that he is  serving  the  Company  as  management executive on a full time basis (I) may give the Company written notice, effective as of the first date of the month specified in such notice, that Executive shall thereafter be employed as an executive of the Company rendering advice and counsel to the senior officers and the Executive Committee of the Company and handling special assignments (herein such role is referred to as "a special management executive"); or (ii) if his physical or mental condition shall preclude his performing the duties of a management executive on a full time basis, Executive shall thereafter serve as a special management executive. Executive shall be employed as such special management executive for a period of years, not in excess of twenty, equal to one-half of the number of full years that Executive was employed by the Company (including any predecessor) on a full time basis as a management executive, or until the death of Executive, if such death shall occur prior to the end of such period of years.

         When he is serving as a full time management executive:

     The duties required of Executive shall be of a management nature similar in type and character to those duties heretofore and now being performed by him and shall include specifically domestic and foreign travel and customer relations, including such entertainment in accordance with Executive's position and responsibilities as may be appurtenant to the performance of such duties.

     Executive will be permitted vacation periods each year similar to those taken in the past and as are customary for executives holding a position of similar status and responsibility.

     Executive will devote his entire time and attention during usual business hours to the business of the Company, subject to the following exceptions:

(i) During vacation periods and periods of illness or Other incapacity.

(ii) Executive shall have the right to make and supervise his and his family's personal investments or to serve as: (A) an officer or director of any other company, corporation or business organization, provided that the same is non-competitive in any substantial respect with the business engaged in by the company; (B) a fiduciary of an estate or a trust for the benefit of a member of his or his wife's family or a friend; or (C) an officer or director of, and/or to render services to, any civic, charitable, educational. eleemosynary or similar organization or activity.

When he is serving as a special management executive, Executive shall only be required to perform such duties as his health permits. Among other things, Executive shall be available to serve, if appointed, as a member of the Executive Committee of the Company and any committees administering incentive and retirement plans for employees of the Company, and to study, evaluate and make recommendations with respect to the Company's marketing plans, advertising campaigns. And proposed acquisitions. While Executive is employed as a special management executive he shall not be required to be present at any office of the Company on a regular basis, and he shall have the right to vacation and to travel as he sees fit so long as when he is absent from the Metropolitan New York, New Jersey area, he is available for consultation by telephone, telegram, or cable and materials and documents can be sent to him for his review and consideration.

         4. Executive will be provided at all times, whether he is employed on a full time basis or as a special management executive, with suitable executive office space and secretarial services and staff assistance.

         5. Executive hereby accepts the employment contemplated in this Agreement and agrees to perform the duties required of him hereunder. If elected thereto, Executive will serve as an officer r director of the Company without additional compensation, except that in the event that any such company shall pay fees to the management members of its Board of Directors or fees to any members of any committee of such directors of which Executive may be a member, then Executive shall be entitled to retain the same.

         6. (a) Commencing September 1, 1986 the Executive's annual salary was set at 234,451(Two Hundred Thirty-Four Thousand Four Hundred Fifty-one Dollars) payable in equal monthly installments on the first day of each month. It is understood that the annual salary payable to Executive may be adjusted from time to time, in the sole discretion of the Company; provided that in no event will such annual salary be less than $234,451(Two Hundred Thirty-Four Thousand Four Hundred Fifty-one Dollars) [before reflecting any "Economic Factor", as hereinafter defined, or cost-of-living increase provided as for in subsection
(c) of this Section].

                  (b) The annual salary payable to Executive for his services as a special management executive shall be one-quarter of the rate of salary payable to Executive for his services as a full time management executive as of the date that the nature of Executive's employment shall change from that of a full time management executive to a special management executive.

                  (c) Commencing as of September 1, 1987, and continuing on September 1 of each subsequent year, there shall be examined the Consumer Price Index For All Urban Consumers (U.S. City Average) as published by the U.S. Department of Labor (the "Index"). It shall be determined if there is an increase or decrease in the Index as of July 1 of any year as compared to the Index for July 1984 (311.7). Also commencing as of September 1, 1987, and continuing on September 1 of each subsequent year, the Company's Economic Factor ("Factor") shall be determined. The Factor is that percentage approved in writing by the Company's Office of the Chief Executive at its regularly scheduled meeting and which percentage governs salary increases for all domestic non-union employees of the Company in effect as of September 1. Executive's annual salary on September 1, 1987 shall be increased by an amount determined by multiplying the greater of (a) the Factor or (b) the percentage increase in the Index, by the annual salary in effect on September 1 of each ensuing year, using Executive's salary on September 1, 1986 as the base, two (2) cumulative earnings totals, one from the application of the percentage increase or decrease in the Index and one from the application of each year's Factor to the annual salary shall be maintained and compared. Executive's annual salary will be increased or decreased commencing September 1, 1987 and on each September 1st thereafter, so that Executive's cumulative salary from September 1, 1986 will be the higher of such amount resulting from the cumulative increase or decrease in the Index or the cumulative increase or decrease after the application of each year's Factor.

         7. Anything to the contrary hereinbefore stated notwithstanding, if the Company continues or adopts any plan or plans of any sort or nature including but without limiting the generality of the foregoing, pension plans, profit-sharing, bonus plans, stock option plans or insurance plans by the terms of which Executive would be eligible to participate therein, then Executive, in whichever capacity he is employed by the Company, shall have the right to participate therein and shall be entitled to receive all emoluments to all of Executive's other rights and benefits hereunder.

         8. The company recognizes that Executive has made and will make out of his own personal funds certain minor expenditures for entertainment and the like necessary in carrying out his duties hereunder. Notwithstanding this recognition by the Company of the necessity thereof, Executive agrees that the Company will not reimburse him for such expenditures made by him personally.

         9. On April 30, 1997, if Executive is then living and is still serving as a full time management executive, he will, in good faith, first negotiate for the continuation of his employment by the Company before accepting employment elsewhere.

         10. (a) In the event of the death of Executive at any time after the date of this Agreement, before, on or after April 30, 1997, whether or not Executive is employed by the Company in any capacity at the time of his death, the Company will pay the annual amount determined as provided in subsection (b) of this Section, in equal monthly installments commencing with the month immediately following that in which Executive's death shall have occurred, for the period of years computed as provided in subsection (c) of this Section, to Executive's wife, if any, if she shall survive Executive, and upon her death thereafter prior to the receipt of all payments, or in the event that Executive's wife, if any, shall not survive Executive, such remaining payments be made to the Executive's then living issue, per stirpes; and, in default of such issue of Executive, to the then living issue of the Executive's sister, Peggy Block Danzinger, per stirpes. If any such installment, or part thereof, shall be payable to an individual then under the age of twenty-one years, the same shall be paid over to a Custodian for such person, under the New Jersey Uniform Gifts to Minors Act. The Custodian shall be Peggy Block Danzinger; and if she is unable or fails to qualify, or ceases for any reason to serve, as Custodian, then Executive's brother-in-law, Richard Danzinger, shall serve as Custodian in the place and stead of Peggy Block Danzinger; and if neither Peggy Block Danzinger nor Richard Danzinger shall be acting as such Custodian, then Manufacturer's Hanover Trust Company shall serve as successor Custodian.

                  (b) The annual amount shall be equal to one-half of the average annual salary of Executive for those three years of his employment by the Company in which Executive was paid the highest amount of salary, not including, however, in the computation of such annual amount any increase in Executive's salary during those three highest salaried years other than an increase attributable to the cost-of-living adjustment provided in subsection
(c) of Section 6.

                  (c) The payments provided for in subsection (a) of this Section shall continue for a period of years, not in excess of twenty, equal to one-half of the number of full years that Executive shall have been employed as a full time management executive by the Company (including any predecessor). For the purposes of this Agreement, it is acknowledged and agreed that Executive's employment as a full time management executive by the Company commenced on May 13, 1968 and has continued uninterrupted to the date hereof.

         11. Executive agrees that, unless the Company shall consent thereto, he will not at any time during his employment by the Company engage in any activity which shall be substantially competitive with any business then carried on by the Company. Executive shall be free, however, without such consent, to purchase and deal in, as investments or otherwise, stocks or other securities of any corporation, competitive or otherwise, generally traded in by the public, provided that Executive's ownership of shares of stock of any such competitive corporation shall not exceed one per cent of the outstanding shares of capital stock.

         12.   Wherever   referred  to  herein,   "Company"  shall  include  all
corporations more than fifty percent of the outstanding common stock of which is owned by the Company directly and/or through its subsidiaries.

         13. This Agreement shall inure to the benefit f and be binding upon the successors and assigns of the Company upon any liquidation, dissolution or winding-up of the Company, or upon any sale of all or substantially all of the Company's assets, or upon any merger or consolidation of the Company with or into any other corporation, all as though such successors and assigns of the Company and their respective successors and assigns were the Company.

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



ATTEST:                                              BLOCK DRUG COMPANY, INC.


____________________________                  By________________________________
     John E. Peters                                        Leonard Block
       Secretary                                        Chairman of The Board


WITNESS:


____________________________                  By________________________________
                                                            Thomas R.Block

                                  EXHIBIT 10(k)


                        AMENDMENT TO EMPLOYMENT AGREEMENT
                                     BETWEEN
                                  LEONARD BLOCK
                                       AND
                            BLOCK DRUG COMPANY, INC.

The Employment Agreement dated January 1, 1981 between Leonard Block (hereinafter called "Executive") and Block Drug Company, Inc. (hereinafter called "Company"), is hereby amended by deleting Paragraph 1.(a) on page 2 and substituting the following paragraph in lieu thereof.

                  1.(a) The Company hereby employs Executive until April 30, 1997, or until such later date as Executive's employment may be terminated in accordance with the provisions of subsection
                  (b) of this Section.

In all other respects, the provisions of the Agreement remain the same.

IN WITNESS WHEREOF, the Company has caused this Amendment to be executed by its duly authorized officers and its corporate seal to be affixed and Executive has signed, sealed and delivered this Amendment as of this 29th day of April, 1987.

ATTEST:                                              BLOCK DRUG COMPANY, INC.


____________________                                 BY:____________________
  John E. Peters                                              James Block
      Secretary                                          Chairman of the Board


WITNESS:

_____________________                                BY:_____________________
                                                             Leonard Block

                              EMPLOYMENT AGREEMENT


EMPLOYMENT AGREEMENT entered into this 1st day of January, 1981 between BLOCR DRUG COMPANY, INC. a corporation of the State of New Jersey (hereinafter called "Company"), having its principal office at 257 Cornelison Avenue, Jersey City, flew Jersey 07302, and LEONARD BLOCK (hereinafter called "Executive"), residing in the City, County and State of, New York.



                            W I T N E S S E T H:


     WHEREAS Executive has served as a major executive of the Company for many years and presently is serving as the Chairman of the Board of the Company; and WHEREAS the Company has determined that it would be in the best interests of the Company and its stockholders that the Company assure itself of the continued services of Executive and his specialized knowledge and unusual abilities with respect to the business and affairs of the Company; and WHEREAS Executive is willing to enter into an Agreement with the Company for his exclusive services as a management executive on a full time basis or as an employee performing special management services with respect to the business and affairs or the Company; and

          WHEREAS the Board of Directors of the Company has approved the terms and conditions respecting the Executive's employment set forth herein and has authorized the execution and delivery of this Agreement.

          NOW, THEREFORE, in consideration of the premises, the mutual covenants hereinafter contained and other good and valuable consideration, the Company and Executive hereby agree as follows:

          1. (a) The Company hereby employs Executive during the period beginning on the date hereof and ending on December 31, 1990, or until such later date as Executive's employment may be terminated in accordance with the provisions of subsection (b) of this Section.

               (b) Executive, at any time that he is serving the Company as a management executive on a full time basis (i) may give the Company written notice, effective as of the first date of the month specified in such notice that Executive shall thereafter be employed as an executive of the Company rendering advice and counsel to the senior officers and the Executive Committee of the Company and handling special assignments (herein such role is referred to as "a special management executives); or (ii) if his physical or mental condition shall preclude his performing the duties of a management executive on a full time basis, Executive shall thereafter serve as a special management executive. Executive shall be employed as such special management executive for a period of years, not in excess of twenty, equal to one-half of the number of full years that Executive was employed by the Company (including any pre decessor) on a full time basis as a management executive, or until the death of Executive, if such death shall occur prior to the end of such period of years.

               2. When he is serving as a full time management executive:

               (a) The duties required of Executive shall be of a management executive nature similar in type and character to those duties heretofore and now being performed by him and shall include specifically domestic and foreign travel and maintenance of Company, employee, industry, trade and customer relations, including such entertainment in accordance with Executive's position and responsibilities as may be appurtenant to the performance of such duties.

                (b) Executive will be permitted vacation periods each year similar to those taken in the past and as are customary for executives holding a position of similar status and responsibility.

                (c) Executive will devote his entire time and attention during usual business hours to the business of the Company, subject to the following exceptions:


     (i) During  vacation  periods and  periods of illness or other  incapacity.

    (ii) Executive shall have the right to make and supervise his and his family's personal investments or to serve as: (A) an officer or director of any other company, corporation or business organization, provided that the same is non-competitive in any substantial respect with the business engaged in by the Company; (B) a fiduciary of an estate or a trust for the benefit of a member of his or his wife's family or a friend; or (C) an officer or director of, and/or to render services to, any civic, charitable, educational, eleemosynary or similar organizations or activity.


          3. When he is serving as a special management executive, Executive shall only be required to perform such duties as his health permits. Among other things, Executive shall be available to serve, if appointed, as a member of the Executive Committee of the Company and any committees administering incentive and retirement plans for employees of the Company, and to study, evaluate and make recommendations with respect to the Company's marketing plans, advertising campaigns, and proposed acquisitions. While Executive is employed as a special management executive he shall not be required to be present at any office of the Company on a regular basis, and he shall have the right to vacation and to travel as he sees fit so long as when he is absent from the Metropolitan New York, New Jersey area, he is available for consultation by telephone, telegram, or cable and materials and documents can be sent to him for his review and consideration.

          4. Executive will be provided at all times, whether he is employed on a full time basis or IS a special management executive, with suitable executive office space and secretarial services and staff assistance.

          5. Executive hereby accepts the employment contemplated in this Agreement and agrees to perform the duties required of him hereunder. If elected thereto, Executive will serve as an officer or director of the Company without additional compensation, except that in the event that any such company shall pay fees to the management members of its Board of Directors or fees to any members of any committee of such directors of which Executive may be a member, then Executive shall be entitled to retain the same.

               (a) So long as Executive is a full time management executive, the
Company will pay to Executive an annual salary of not less than $209,242 (Two Hundred Nine Thousand Two Hundred Forty-Two Dollars), in equal monthly installments on the first day of each month. It is understood that the annual salary payable to Executive may be adjusted from time to time, in the sole discretion of the Company; provided, that in no event will such annual salary be less than $209,242 (Two Hundred Nine Thousand Two Hundred Forty-Two Dollars) (before reflecting any cost-of-living increase provided for in subsection (c) of this Section).

               (b) The annual salary payable to Executive for his services as a special management executive shall be one-quarter of the rate of annual salary payable to Executive for his services as a full time management executive as of the date that the nature of Executive's employment shall change from that of a full-time management executive to a special management executive.

               (c) The National B.L.S. Index (B.L.S. Consumer Price Index as published by the Bureau of Labor Statistics, U.S. Department of Labor 1967 equals 100), last issued prior to the date hereof, was 256.2. If during the employment period the B.L.S. Index shall rise to 269.0, the minimum annual salary being paid to Executive hereunder for his services as a full time management executive shall be increased by $10,462 (5% of $209,242) and on each subsequent increase or decrease of five (5%) percent in such Index, such minimum annual salary shall be increased or decreased (but not below $209,242) by an amount equal to five (5%) percent thereof.

             7. Anything to the contrary hereinbefore stated notwithstanding, if the Company continues or adopts any plan or plans of any sort or nature including but without limiting the generality of the foregoing, pension plans, profit-sharing plans, bonus plans, stock option plans or insurance plans by the terms of which Executive would be eligible to participate therein, then Executive, in whichever capacity he is employed by the Company, shall have the right to participate therein and shall be entitled to receive all emoluments or benefits as may be provided thereunder, in addition to all of Executive's other rights and benefits hereunder.

          8. The Company recognizes that Executive has made and will make out of his own personal funds certain minor expenditures for entertainment and the like necessary in carrying out his duties hereunder. Notwithstanding this recognition by the Company of the necessity thereof, Executive agrees that the Company will not reimburse him for such expenditures made by him personally.

          9. On December 31, 1990, if Executive is then living and is still serving as a full time management executive, he will, in good faith, first negotiate for the continuation of his employment by the Company before accepting employment elsewhere.

          10. (a) In the event of the death of Executive at any time after the date of this Agreement, before, on or after December 31, 1990, whether or not Executive is employed by the Company in any capacity at the time of his death, the Company will pay the annual amount determined as provided in subsection (b) of this Section, in equal monthly installments commencing with the month immediately following that in which Executive's death shall have occurred, for the period of years computed as provided in subsection (c) of this Section, in equal shares to the acting trustees of the trust for the primary benefit of Executive's daughter, Peggy Block Danziger, and her descendants under an Indenture of Trust dated August 7, 1957, as amended (or, if the said trust shall have terminated, to the persons who shall have succeeded to the principal of such trust, in proportion to their respective interests in such principal), and to the acting trustees of the trust for the benefit of Executive's son, Thomas Block, and his descendants under an Indenture of Trust dated August 7, 1957, as amended (or, if the said trust shall have terminated, to the persons who shall have succeeded to the principal of such trust, in proportion to their respective interests in such principal). Executive shall not have the right to change the payees provided for herein.


  (b) The annual amount shall be equal to one-half of the average annual salary of Executive for those three years of his employment by the Company in which Executive was paid the highest amount of salary, not including, however, in the computation of such annual amount any increase in Executive's salary during those three highest salaried years other than an increase attributable to the cost-of-living adjustment provided in subsection (c) of Section 6.

               (c) The payments provided for in subsection (a) of this Section shall continue for a period of years, not in excess of twenty, equal to one-half of the number of full years that Executive shall have been employed as a full time management executive by the Company (including any predecessor). For the purposes of this Agreement, it is acknowledged and agreed that Executive's employment as a full time management executive by the Company commenced on June 1, 1933 and has continued uninterrupted to the date hereof.

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

             14. This contract contains all of the covenants and agreements between the parties and shall not be altered, modified, varied or amended except by an agreement in writing of like dignity, executed by both parties hereto.


          IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officers and its corporate seal to be affixed and Executive has signed, sealed and delivered this Agreement as of the date first above written.


ATTEST:                                              BLOCK DRUG COMPANY, INC.


__________________________                          By:________________________
    John E. Peters                                            James Block
         Secretary                                              President

WITNESS:


___________________________                        By:_________________________
     John E. Peters                                         Leonard Block

                                  EXHIBIT 10(l)

                               DATED January 1998





                           (1) STAFFORD-MILLER LIMITED
                                 (2) JAMES RIGBY









                              EMPLOYMENT AGREEMENT







                                Baker & McKenzie
                              100 New Bridge Street
                                 London EC4V 6JA
                                 (0171) 919 1000

                                    CONTENTS

                                                                           Page

1.         Appointment.....................................................  1
2.         Commencement and Duration of Employment.........................  2
3.         Duties..........................................................  2
4.         Exclusivity of Service..........................................  3
5.         Remuneration....................................................  4
6.         Expenses........................................................  5
7.         Car.............................................................  5
8.         Place of Work...................................................  5
9.         Holidays........................................................  6
10.        Incapacity......................................................  6
11.        Pension.........................................................  7
12.        Reasonableness of Restrictions..................................  8
13.        Confidentiality.................................................  8
14.        Intellectual Property...........................................  9
15.        Grievances and Discipline.......................................  9
16.        Summary Termination.............................................  10
17.        Office Holdings.................................................. 10
18.        Non Interference................................................. 11
19.        Notice of Termination............................................ 12
20.        Severance Entitlements........................................... 13
21.        Termination due to Change of Control............................. 13
22.        Change of Control................................................ 14
23.        Further Provisions Regarding Change of Control................... 16
24.        Effect of Termination............................................ 17
25.        Severability..................................................... 17
26.        Earlier Agreements............................................... 18
27.        Notices.......................................................... 18
28.        Governing Law.................................................... 18

THIS AGREEMENT is made on the __ day of January 1998

BETWEEN

(1) STAFFORD-MILLER LIMITED, a company registered in England, whose registered office is at Broadwater Road, Welwyn Garden City, Herts AL7 3SP, ("the Company"); and

(2) JAMES RIGBY of Whitespar, Queen Hoo Lane, Tewin, Herts AL6 OLT ("the Executive");

WHEREAS, the Company is a wholly-owned subsidiary of Block Drug Company, Inc., 257 Cornelison Avenue, Jersey City, New Jersey 07302, USA ("Block").

WHEREAS, the Executive is the Managing Director of the Company and a member of the Company's Board of Directors ("the Board").

WHEREAS, the Company's Managing Director reports directly to Block's President Europe.

WHEREAS, the Board and Block's Office of the Chief Executive respectively have approved the terms of this Agreement.

IT IS HEREBY AGREED as follows:-

1.         Appointment

This Agreement confirms and records the terms and conditions of service on which the Company employs the Executive and the Executive serves the Company as its Managing Director ("the Employment").

2.         Commencement and Duration of Employment

2.1 The Employment commenced on 22 March 1976, and the Executive was appointed as the Managing Director of the Company on 1 September 1991.

2.2 The Employment shall continue hereafter until terminated by either party in accordance with the provisions of this Agreement.

3.         Duties

3.1 The Executive shall be employed in the post of Managing Director of the Company in which capacity he shall devote all his time, attention and skill to his duties hereunder, and shall faithfully and diligently perform such duties and exercise such powers consistent therewith for the benefit of the Company as may from time to time be assigned to or vested in him by the Board or the President Europe.

3.2 The Company reserves the right to assign to the Executive duties of a different nature, either additional to or instead of those referred to in Clause 3.1 above, as part of the Employment, it being understood that he will not be assigned duties which he cannot perform or which are not reasonably commensurate with the duties of a senior management executive. This provision is subject to any rights which the Executive may have in the circumstances of a Change of Control pursuant to Clause 23(1)(a) below.

3.3 The Executive shall obey the reasonable and lawful orders of the Board and/or the President Europe, and shall comply with all the Company's rules, regulations, policies and procedures applicable to its senior executives from time to time in force.

3.4 The Executive may be required in pursuance of his duties to perform services not only for the Company but also for Block and its affiliated companies ("Affiliates"), and, without further remuneration, to accept any office or position with Block or any of its Affiliates which is consistent with his position with the Company, as Block or the Company may from time to time reasonably require. This provision is subject to any rights which the Executive may have in the circumstances of a Change of Control pursuant to Clause 23(1)(a) below.

3.5 The Executive shall work such hours as are reasonably necessary for the proper performance of the duties of the Employment and to meet the needs of the Company's business. The Executive shall, as a minimum, observe the normal daily working times applicable as laid down by the Company from time to time.

4.         Exclusivity of Service

4.1 During the Employment the Executive shall not (without the prior written consent of the Board or the President Europe) directly or indirectly, either on his own account or on behalf of any other person, company, business entity or other organisation, engage in or be concerned with (whether as an employee, officer, director, agent, partner, consultant or otherwise) any other business, or accept any other engagement or public office, save that the Executive may hold for personal investment purposes up to 5% of any securities in a company the securities of which are quoted on a recognised Stock Exchange.

4.2 Subject to any written regulations issued by the Company which are applicable to him, the Executive or his immediate relatives shall not be entitled to receive or obtain directly or indirectly any discount, rebate, commission or other benefit in respect of any business transacted (whether or not by him) by or on behalf of the Company or any Affiliate and if he, his immediate relatives or any company or business entity in which he is interested, shall directly or indirectly obtain any such discount, rebate, commission or other benefit he shall forthwith account to the Company or Affiliate for the amount received or value of the benefit so obtained.

4.3 The Executive confirms he has disclosed fully to the Company all circumstances in respect of which there is, or there might be, a conflict of interest between the Company or any Affiliate, and the Executive or his immediate relatives, and he agrees to disclose fully to the Company any such circumstances which may arise during the Employment.

5.         Remuneration

5.1 The Company shall pay to the Executive a base salary of (pound)172,590.00 (One hundred and seventy-two thousand, five hundred and ninety pounds) per annum, payable monthly in arrears by equal instalments. It is understood the annual salary payable to the Executive may be adjusted from time to time in the sole discretion of Block and the Company, provided that in no event will such annual salary be less than the aforesaid amount. The Executive's salary will be subject to regular reviews in the same manner and applying the same factors used by the Company when reviewing the salaries of its other senior executives.

5.2 If the Company adopts or provides any executive or employee benefit plans of any sort or nature including, but without limiting the generality of the foregoing, pension, profit sharing, bonus, disability or other insurance plans, by the terms of which the Executive would be eligible to participate therein, then during the Employment hereafter the Executive shall have the right so to participate and to receive any and all benefits as may be provided thereunder to other Company senior executives. Further, it is specifically intended that the Executive's participation in the Block Drug Executive Incentive Plan and Special Stock Unit Plan, and in the Company's Medical, Disability Insurance and Death-in Service Life Assurance Plans shall continue during the Employment, subject always to the rules and continuance of each such Plan and also to the provisions of this Agreement. Subject to the above, those benefits in respect of which the Executive is fully vested shall not be retrospectively reduced.

6. Expenses The Company shall reimburse to the Executive (against receipts or other satisfactory evidence) all reasonable business expenses properly incurred and defrayed by him in the course of the Employment, subject to his compliance with the Company's rules and policies relating to expenses and their approval.

7.         Car

7.1        The Executive  will have the use of a Company  leased 1994 Jaguar XJ6
           4.0 motor car for the purpose of the Employment. The Company shall be responsible for any vehicle and road tax, comprehensively insure the car, and pay or reimburse the Executive (as appropriate) against receipts or other appropriate evidence, for all maintenance, repairs and other running costs thereof and fuel used by it. The Executive shall be entitled, without charge, to reasonable use of the car for his private purposes. The Executive's use of the motor car is subject to his compliance with the Company's car policy and other reasonable Company requirements relating thereto from time to time in force.

7.2 The motor car may be replaced from time to time with such make and type of motor car of similar value as the Company shall determine (after consultation with the Executive), in accordance with the Company's car policy from time to time in force.

8. Place of Work The Executive's normal place of work shall be the Company's offices at Welwyn Garden City, or such other place in the United Kingdom as the Company may subsequently advise him (whether on a temporary or permanent basis). If the Executive should be required to relocate his home in order to work at different Company offices he will be eligible for relocation assistance in accordance with applicable Company policy and guidelines in force at such time. In the performance of his duties hereunder, the Executive will be required to travel on a regular basis both throughout the United Kingdom and internationally. This provision is subject to any rights which the Executive may have in the circumstances of a Change of Control pursuant to Clause 23(1)(b) below.

9.         Holidays

9.1 The Executive shall be entitled, in addition to the normal bank and public holidays observed in England, to 25 working days' holiday with normal pay in each year, to be taken at such times and periods as shall be approved in advance by the President Europe.

9.2 There shall be no entitlement to any carry-over of untaken holiday leave from one year to the next, or to pay in lieu thereof, save with the prior and express written consent of the President Europe. Such consent of the President Europe shall not be unreasonably withheld, particularly in cases where holiday leave is untaken due to needs of the business.

9.3 During the final calendar year of the Employment, holiday leave will accrue pro rata according to completed months of service. The Executive shall be entitled to be paid in respect of any holidays accrued during the final calendar year of service but not taken at the date of termination of his employment hereunder, provided that such termination has not occurred pursuant to Clause 16 below.

10.        Incapacity

10.1 In case the Executive shall at any time be prevented by illness or accident or other incapacity from attending work and/or properly performing his duties hereunder (and he shall, whenever required, furnish the President Europe or his designate with satisfactory medical evidence of such incapacity), he shall be eligible to receive Company sickness benefit (inclusive of Statutory Sick Pay) according to the aggregate length of his continuous service with the Company, for such period as he shall be so incapacitated but not exceeding 10 working days for each year of such continuous service up to a maximum of 130 working days. Provided always that the Company sickness benefit for any period of illness, accident or incapacity shall be reduced (a) by the number of days in respect of which the Executive shall receive such benefit during the period of twenty-four months immediately preceding such period of sickness, and (b) by the amount of any State benefit(s) claimable by the Executive in respect of such absence.

10.2 The continued provision to the Executive of Company sickness benefit under Clause 10.1 above, or his eligibility to participate in the Company's Disability Insurance Plan referred to in Clause 5.2 above, will always be subject to the Company's right to terminate the Employment at any time and for whatever reason, pursuant either to Clause 16 or 19 below as the case may be.

10.3 The Company may, at its expense and at any time (whether or not Executive is then incapacitated) require the Executive to submit to medical examinations and tests by doctor(s) nominated by the Company. The Executive hereby authorises such doctor(s) to disclose to and discuss with the Company, Block and its or their medical adviser(s) the results of any such examinations and tests. Any such disclosures shall be contemporaneously provided to the Executive or his doctor.

11.        Pension

11.1       The   Employee   shall  be   entitled  to  remain  a  member  of  the
           non-contributory Stafford-Miller Ltd Pension Fund, subject always to the rules and conditions of the Fund.

11.2 There is presently a contracting-out certificate in respect of SERPS in force in relation to the Employment under UK social security legislation.

12. Reasonableness of Restrictions The Executive acknowledges that his senior position within the Company gives him access to and the benefit of confidential commercial information which is important to the continued success of the Company and its Affiliates. The Executive further acknowledges that his senior position gives him direct contact with customers, suppliers, distributors, agents, officers and employees of the Company and Affiliates. The Executive therefore confirms that the provisions contained in or referred to in Clauses 13, 14 and 18 below are reasonable in their application to him, being reasonable and necessary for the protection of the legitimate business interests of the Company and its Affiliates both during and after termination of the Employment.

13.        Confidentiality

13.1 The Executive shall neither during the Employment (except in the proper performance of his duties) nor at any time (without limit) after the termination thereof, directly or indirectly:

13.1.1 use for his own purposes or those of any other person, company, business entity or other organisation whatsoever, or

13.1.2    disclose to any person, company, business entity or other organisation whatsoever,

           any trade secrets or confidential business information relating or belonging to the Company or any of its Affiliates, including but not limited to any such information relating to customers, customer lists or requirements, supplier dealings and arrangements, price lists or pricing structures, sales and marketing information, business plans or dealings, employees or officers, source codes and computer systems, software, financial information and plans, designs, formulae, prototypes, product lines, services, research activities, any document marked "Confidential" (or with a similar expression), or any information which the Executive has been told is confidential or which he might reasonably expect the Company would regard as confidential, or any information which he is aware has been given to the Company or any of its Affiliates in confidence by customers, suppliers or other persons.

13.2 The obligations contained in Clause 13.1 above shall cease to apply to any information or knowledge which may subsequently come into the public domain other than by way of unauthorised disclosure.

14. Intellectual Property The Executive shall promptly disclose to the Company and keep confidential all inventions, copyright works or designs conceived or developed by him, acting alone or with others, in the course of the Employment. The Executive will hold all such intellectual property in trust for the Company and will do everything deemed necessary or desirable by the Company, at the Company's expense, in order to vest the intellectual property fully in the Company or to secure appropriate forms of protection for the intellectual property. All decisions as to the exploitation of any such intellectual property shall be in the absolute discretion of the Company.

15.        Grievances and Discipline

15.1 If the Executive wishes to seek redress of any grievance or complaint relating to the Employment he should refer such grievance to the President Europe in the first instance and, failing satisfactory resolution, thereafter in writing to the Office of the Chief Executive of Block.

15.2 Whilst there is no formal disciplinary procedure applicable to the Executive, he will be expected to demonstrate high and exacting standards of work performance and ethical conduct both in his business and personal dealings (in so far as the latter may affect the Company or its reputation).

16.        Summary Termination

16.1 If the Executive shall be guilty of any gross misconduct or any other serious breach or material non-observance of any of the express or implied terms and conditions of this Agreement, including material neglect or material failure or refusal to carry out the duties properly assigned to him hereunder, or if he shall by his actions or statements damage the Company's name, business interests or reputation, then the Company shall be entitled summarily to terminate the Employment without notice or further payment to the Executive (beyond remuneration and benefits, including holiday pay, up to the effective date of such termination).

16.2 If the Executive shall have been absent from work due to ill health or other incapacity for a period or periods in aggregate totalling 26 weeks in any twelve month period, then the Company shall be entitled summarily to terminate the Employment without any period of notice or any payment in lieu thereof.

17.        Office Holdings

17.1 The Executive shall forthwith in writing resign with immediate effect from all directorships, trusteeships and other offices he may hold from time to time with the Company or any Affiliate, without compensation for loss of office, in the event of:

17.1.1     the termination of the Employment; or

17.1.2 either the Company or the Executive serving on the other notice of termination of the Employment.

17.2 In the event of the Executive failing to comply with his obligations under Clause 17.1. above, he hereby irrevocably authorises the Board to appoint some person in his name and on his behalf to sign or execute any documents and/or do all things necessary or requisite to give effect to such resignations as referred to in Clause 17.1 above.

18.        Non Interference

18.1 Upon the termination of the Employment by either party in accordance with this Agreement, other than due to the voluntary or compulsory liquidation of the Company (not being a voluntary liquidation for the purpose of reconstruction or amalgamation) or the discontinuance by the Company of its business, the Executive shall not for a period of twelve months immediately following the effective date of such termination:

           (a) either on his own behalf or on behalf of any other person, firm or company, seek to obtain orders in respect of goods or services of a similar description to those dealt in or provided by the Company or any Affiliate, from any person, firm or company who at the date of or within the period of twelve months prior to termination of this Agreement was to the knowledge of the Executive a customer of or in the habit of dealing with the Company or Affiliate (as the case may be); or

           (b) represent himself as being in any way connected or having formerly been connected with or interested in the business of the Company (other than for the purpose of prospective job applications); or

           (c) interfere or seek to interfere with the continuance of supplies to the Company or any Affiliate (or the terms of such supplies) from any supplier who shall have been supplying components or materials or services to the Company or Affiliate at any time during the last twelve months of the Employment; or

           (d) solicit, entice or persuade (or attempt so to do) any employees of the Company of a managerial, executive, sales or technical grade to leave the Company's employ, whether or not any breach of contract is thereby occasioned.

19.        Notice of Termination

19.1 Subject to Clause 16 above, the Company is required to give to the Executive three months' prior written notice to terminate the Employment, and similarly the Executive is required to give to the Company three months' prior written notice to terminate the Employment. Such notice of termination may be given by either party at any time.

19.2       The Company may also, in its absolute discretion:

           (i) give to the Executive compensation for loss of all or part of any period of notice, whether such notice is given by the Company or the Executive (See Clause 19.3 below);

           (ii) require the Executive not to attend at work during any period of notice given by the Executive or the Company, provided always that the Company shall continue to pay the Executive's base salary and provide all contractual benefits during such period.

19.3 If the Company (i) terminates the Employment without giving to the Executive all or any part of the period of the said three months' notice which it is required to give, or (ii) exercises its discretion to give Executive compensation for loss of all or part of any period of notice given by Executive or the Company, then the Executive will be entitled to receive a payment of compensation in respect of the period concerned equal to the sum which would have been payable to Executive as base salary less regular deductions during such period. In addition, the Company will maintain the employee benefits enumerated in Clauses 5.2 and 7 above for such period, subject to the rules of the respective benefit plans permitting such treatment.

19.4 The provisions of this Clause 19 are without prejudice to the right of the Company to terminate the Executive's employment without notice, and without any compensation, in the event that Executive's employment is terminated pursuant to any provision of Clause 16 above.

20. Severance Entitlements In addition to any compensation paid pursuant to Clause 19.3 above, in the event of termination of the Executive's employment by the Company (excluding termination due to retirement or because of the Executive's permanent disability as that term is defined in the Company's Disability Insurance Plan), the Company will thereafter continue to pay to the Executive at regular intervals as determined by the Company and less any deductions as are required by law, termination compensation payments equal to fifty percent (50%) of the Executive's Base Compensation (as defined below) in effect as of the effective date of such termination, for a period not to exceed five years from the effective date of termination, or until the Executive attains the age of 65, or death, whichever occurs sooner, provided that (1) no such payments shall be made if the Employment is terminated pursuant to any provision of Clause 16 above, and (2) payments under this Clause 20 will cease and no further payments will be made if following termination of the Employment the Executive shall act, or engage in or undertake any activity in breach of Clause 18 above.

21. Termination due to Change of Control If the Employment is terminated as a result of the circumstances described in Clause 22 below as a "Change of Control", the Executive will be entitled to receive the following termination payments and benefits for a period not to exceed five years from the effective date of such termination, or until the Executive attains the age of 65, or death, whichever occurs sooner, at which time such payments and benefits shall cease: (i) termination compensation payments equal to fifty percent (50%) of the Executive's Base Compensation (as defined below), (ii) the maintenance of benefits under any of the employee benefit plans described in Clause 5.2 above, (subject to the rules and continuation thereof) and (iii) if any benefits under such plans are not fully vested or exercisable, the Company or Block will, if permissible under the plan rules, deem such benefits to be fully vested with any payments being made in accordance with the provisions of the relevant benefit plan in effect at the time of vesting. The termination compensation payments under (i) aforesaid will be made at regular intervals as determined by the Company and less any deductions as are required by law. Payments under this Clause 21 will cease and no further payments will be made if, following termination of the Employment as a result of a Change of Control (as defined below), the Executive shall act or engage in or undertake any activity in breach of Clause 18 above.

22.        Change of Control

22.1 If there is a Change of Control (as defined in this Clause 22) in relation to the Company or Block at any time after the Effective Date of this Agreement and the Company or any successor employer terminates the Employment for any reason (but excluding any termination under Clause 16 above or as a result of the permanent disability or retirement of the Executive), or if the Executive terminates the Employment for Good Reason as defined in this Clause 22, at any time during a period which runs continuously from a date 180 days (including weekends) prior to the completion of the Change of Control to a date which is three years immediately after the completion of the said

           Change of Control, then in either such case the Employment will be deemed to have been terminated because of the Change of Control.

For the purpose of this Agreement:

22.2      (a)         "Base  Compensation"  shall mean the  aggregate of the
                      remuneration paid to the Executive in accordance with this Agreement during the twelve month period immediately prior to (i) a Change of Control, or (ii) the termination of the Employment, whichever is the higher; plus

           (b)        the  average   annual  Block   Executive   Incentive  Plan
                      bonus(es) paid to the Executive during the three year period immediately prior to (i) a Change of Control, or
                      (ii) the termination of the Employment, whichever is the higher.

22.3 "Block Group" shall include any direct descendant of Alexander Block ("the Block Family"), any trust created for the benefit of a member of the Block Family, and any entity or company controlled by the Block Family and/or in which the Block Family has Voting Control.

22.4 "Change of Control" shall be deemed to occur upon the happening of any event in which the Block Group ceases to hold beneficially and of record more than fifty percent (50%) of the Voting Control of Block, the Company or any successor company, or where all or substantially all of the assets of Block, the Company, or any successor company are sold, transferred or otherwise conveyed to an entity in which the Block Group does not have Voting Control. For the purposes of this Agreement, Voting Control shall mean the right, in each class of voting stock, to cast more than fifty percent (50%) of the votes on each matter for which a shareholder vote is required or permitted.

22.5 "Good Reason" for termination by the Executive shall be deemed to have occurred if:

           (a) without the express written consent of the Executive, any of the events listed in Clauses 23.1 below should occur; and

           (b) the Executive promptly serves on the Company a notice of termination for any of the reasons listed in Clauses 23.1 below, citing any one or more of such events occurring within the time period set forth in Clause 22.1 above.

22.6       "Effective Date" shall mean the date of this Agreement.

23.        Further Provisions Regarding Change of Control

23.1      The events  constituting  Good Reason as referred to in Clause 22.5(a)
           shall be as follows:

     (a) assignment to the Executive of duties which are inconsistent with the Executive's position with the Company or which constitute a significant reduction in the Executive's authority, responsibilities, or status, or any demotion of the Executive by the Company from any office or titled managerial position held by the Executive prior to a Change of Control or within the time period described in Clause 22.1 above, except if the Employment is terminated pursuant to any provision of Clause 16 above or as a result of the Executive's permanent disability or retirement; or

     (b) the Company requires the Executive to be based outside a radius of more than thirty-five (35) miles from the Executive's principal place of employment on the date of a Change of Control or within the time period described in Clause 22.1 above; or

     (c) any reduction by the Company in (i) the Executive's Base Compensation or (ii) the Executive's eligibility to participate in any Company bonus or other employee benefit plan in which he was entitled to participate immediately prior to a Change of Control or within the time period described in Clause 22.1 above (but excluding any such benefit plan(s) which the Company or Block may terminate or cease generally for all participants); or

     (d) a material reduction in the Executive's bonuses and/or employee benefits in effect immediately prior to a Change of Control or within the time period described in Clause 22.1 above. For the purposes of this subsection, a material reduction in Company bonuses and/or employee benefits in any year shall be deemed to have occurred if the aggregate amount of bonuses paid and/or value of employee benefits provided to Executive in any Block fiscal year is less than seventy-five percent (75%) of the highest aggregate amount of the Block Executive Incentive Plan bonuses paid and/or value of employee benefits received by the Executive during (i) any one of the three Block fiscal years immediately preceding the completion of a Change of Control, or (ii) the first complete Block fiscal year following the completion of a Change of Control.

23.2 If termination of the Employment occurs on a Change of Control (other than if the Employment is terminated pursuant to Clause 16 above or as a result of the permanent disability or retirement of the
           Executive), the Executive shall be entitled to receive the termination benefits under the Change of Control Clauses 21 and 22 above, but in such event the Executive shall not be entitled to receive any severance payments under Clause 20 of this Agreement. For the avoidance of doubt, any payment under Clauses 21 and 22 above would be in lieu of and not in addition to payment under Clause 20 above.

24.        Effect of Termination

The termination of the Employment shall not prejudice any claim which either party may have against the other in respect of any antecedent breach of any provision hereof, nor shall it prejudice the continuance in force of any provision hereof which is intended to come into or continue in force on or after such termination.

25.        Severability

The various provisions and sub-provisions of this Agreement are severable, and if any provision or sub-provision is held to be unenforceable by any court of competent jurisdiction than such unenforceability shall not affect the enforceability of the remaining provisions or sub-provisions in this Agreement.

26.        Earlier Agreements

This Agreement takes effect in substitution for all previous agreements and arrangements, whether written, oral or implied, between the Company, Block and the Executive relating to the services of Executive, all of which agreements and arrangements shall be deemed to have been terminated by mutual consent as from the Effective Date of this Agreement.

27.        Notices

Any notice to be given hereunder shall be in writing and be sufficiently served in the case of the Executive by being delivered either personally to him or sent by first class pre-paid post to his last known residential address, or in the case of the Company by being sent by registered post or recorded delivery addressed to its registered office. Any such notice shall be deemed served on delivery, or if so posted, shall be deemed served 48 hours after it was posted.

28.        Governing Law

This Agreement and the Employment are subject to the laws of England, and its Courts and Tribunals shall have exclusive jurisdiction in resolving any disputes arising.

IN WITNESS whereof the parties hereto have executed the Agreement as a Deed the day and year first above written


SIGNED by  ______________________
Director for and on behalf of the Company

and delivered as a Deed
in the presence of:
----------------------------------



SIGNED by the said Executive

-----------------------------------

and delivered as a Deed
in the presence of :

-------------------------------------

                                  Exhibit 10(m)

                           CHANGE IN CONTROL AGREEMENT

This change in Control Agreement ("CIC Agreement") is made and entered into this Twenty-Fifth day of June, 1998 by and between Stafford-Miller Continental NV-SA (hereinafter referred to as the "Company"), Whose registered office is at Nijverheidsstraat 9, 2260 Oevel, Belgium and Claus E. Blach ("Executive") having an address at Kastanienweg 4, 64546 Walldorf, Germany.

                               STATEMENT OF FACTS

         WHEREAS, the company is a wholly-owned subsidiary of Block Drug Company, Inc., 257 Cornelison Avenue, Jersey City, New Jersey 07302 ("Block").

         WHEREAS, on January 30, 1990, the company and the Executive entered into a written agreement (hereinafter referred to as the "Agreement").

         WHEREAS, the Executive has been appointed Managing Director of the Company.

         WHEREAS, the Company is concerned that the possibility of a Change in Control (as hereinafter defined) might result in the departure of key individuals, including the Executive, which would be detrimental to the Company.

         WHEREAS, the Company wishes to alleviate the Executive's concerns and ensure the continued attention, dedication and active participation of the Executive in the Company.

         WHEREAS, the Executive is willing to continue to serve the Company but desires assurance that in the event of any Change in Control Executive will continue to have the same responsibility and status in the company.

         WHEREAS in order to protect certain rights and benefits of the Executive in the event of a change in Control, the parties have agreed to enter into this CIC Agreement to provide for termination payments and benefits to the Executive upon the terms and conditions set forth herein.

         NOW, THEREFORE, in consideration of the promises and mutual agreements contained herein, the parties hereby agree as follows:

1.  Definitions

For the purposes of this CIC Agreement:
1.1 "Affiliate" shall mean any entity which, directly or indirectly, owns or controls, is owned or controlled by, or is under common ownership or control with, the

         Company;

         "Base Compensation" shall mean the aggregate of:

         a) the applicable director's fee, under Article 3 of the Agreement, paid to the Executive during the twelve (12) month period immediately prior to (1) a Change in Control, or (2) the termination of the Agreement, whichever is higher; plus

         b)       the average annual  Executive  Incentive Plan bonus(es) (under
                  Article 4 of the Agreement) paid to the Executive during the three (3) year period immediately prior to (1) a Change in Control, or (2) the termination of the Agreement, whichever is higher; plus

         c) an amount equal to the annualized value of the automobile provided to Executive. Based Compensation excludes all other benefits and allowances to which the Executive is contractually entitled and which are not listed above.

1.2 "Block Group" shall include any direct descendant of Alexander Block ("the Block Family"), any trust created for the benefit of a member of the Block Family and any entity or company controlled, directly or indirectly, by the Block Family and/or in which the Block Family has Voting Control (as hereinafter defined).

1.4 "Effective Date" shall mean the date of this CIC Agreement.

1.5 "Voting Control" shall mean the right, in each class of voting stock, to cast more than fifty (50%) percent of the votes on each matter for which a shareholder vote is required or permitted.

2.   Termination for change in control

2.1 If the Agreement is terminated as a result of a Change in Control as defined in clause 3.1 below, or deemed terminated because of a Change in Control under the terms of Clause 3.2 below, the Executive will be entitled to receive the following termination payments and benefits for a period of five (5) years from the effective date of such termination (" Termination Date"), or until the Executive attains the age of sixty-five (65), or death, whichever occurs sooner, at which time such payments and benefits shall cease:

         a) termination compensation payments equal to fifty percent (50%) of Executive's Base Compensation; and the maintenance of benefits under any benefit plan in place within the Company, including but without limiting the generality of the foregoing, pension, profit sharing, bonus, disability, life, health or other insurance plans, to extent that the Executive participated at the Termination Date and subject to the rules and continuation of these plans.

2.2 If any benefits under the plans listed in 2.1 b) are not fully vested or exercisable at the Termination Date, the company or Block will, if permissible under the plan rules, deem such benefits to be fully vested as of the Termination Date with any payments being made in accordance with the provisions of the relevant benefit plan in effect at the time of vesting.

2.3 The termination compensation payments under Clause 2.1 above will be made at regular intervals as determined by the company, less any deductions required by law. Payments under this Section 2 will cease and no further payments will be made or owned if, following termination of the Agreement in a way that triggers the application of Clause 2.1, the Executive shall act or engage in or undertake any activity in breach of Section 6 or 8 below.

2.4 It is understood that this CIC Agreement is not intended to replace the Agreement and that the termination compensation payments under Clause
         2.1 above are inclusive of any termination or severance allowance to which the Executive would be entitled by law or by the Agreement or any agreement with the

         Company and /or Block other than this CIC Agreement. If such termination or severance allowances would exceed the termination compensation payments under Clause 2.1 above, no payments will be made under Clause 2.1 above.

3.      Change in Control

3.1 For the purposes of this CIC Agreement, "Change in Control" shall mean the happening of any event in which the Block Group ceases to hold beneficially and of record, directly or indirectly, more than fifty (50%) percent of the Voting Control of Block, the Company or any successor company, or where all or substantially all of the assets of Block, the Company, or any successor company are sold, transferred or otherwise conveyed to an entity in which the Block Group does not have Voting Control, directly or indirectly.

3.2 Notwithstanding Clause 7.1, if there is a Change in Control (as defined in Clause 3.1) in relation to the Company or Block at any time after the Effective Date of this CIC Agreement and the Company or any successor company terminates the Agreement for any reason (but excluding any termination for Cause, as described in Section 4, or as a result of the permanent disability or retirement of the Executive), or if the Executive terminates the Agreement for Good Reason as described in Section 5 at any time during a period which runs continuously from a date one hundred and eighty (180) calendar days prior to the completion of the

         Change in Control to a date which is three (3) years immediately after the completion of the said Change in Control, then in either such case the Agreement will be deemed to have been terminated because of the Change in Control.

3.3 For the purposes of clarification, a change in control of the Company from one member of the Block group to another member of the Block group shall not constitute a Change in Control for the purposes of this CIC Agreement.

4.           Termination of Clause

4.1 Termination of the Agreement "for Cause" shall be deemed to have occurred if the Agreement is terminated by the Company, pursuant to a notice of termination, for any of the reasons set forth in Clause 4.2

4.2 The termination of the Agreement by the Company for Cause shall be for nay of the following reasons:

         4.2.1 the deliberate and continued failure by the Executive to devote substantially all the Executive's time and efforts during regular business hours (other than as a result of illness, disability, force majeure or participation, directly or indirectly, in any litigation or other dispute resolution arising out of or in any way related to Executive's serving the

                  Company) to the performance of the Executive's normal duties for more than thirty (30) days after a demand for substantial performance has been made to the Executive. Such demand shall specifically identify the manner in which the Executive has not substantially performed such duties; or

         4.2.2 the Executive's being found guilty of fraud, embezzlement, dishonesty or defalcation in connection with his Agreement with or as a result of any one or more transactions with the Company; or

         4.2.3 any gross misconduct or material neglect, material failure or refusal to carry out the duties properly assigned to the Executive; or

         4.2.4 the damaging by the Executive of the Company's name, business interests or reputation through his actions, omissions or statements; or

         4.2.5 the Executive's absence from work due to ill health or other incapacity for a period or periods in aggregate totaling twenty-six (26) weeks in any twelve (12) month period.

5.       Termination for Good Reason

5.1 "Good Reason" for termination of the Agreement by the Executive shall be deemed to have occurred if:

         5.1.1 without the express written consent of the Executive, any of the events listed in Clause 5.2 below should occur; and

         5.1.2 the Executive promptly serves on the Company a notice of termination of the Agreement for any of the reasons listed in Clause 5.2 below, citing any one or more of such events occurring within the time period set forth in Clause 3.2 above.

5.2 The events constituting Good Reason as referred to in clause 5.1.1 shall be as follows:

         5.2.1 assignment to the Executive of duties which are inconsistent with the Agreement or which constitute a significant reduction in the Executive's authority, responsibilities, or status, or a revocation of the Executive's mandate as a Managing Director prior to a Change in Control or within the time period described in Clause 3.2 above, except if the Agreement is terminated for Cause, or as a result of the Executive's permanent disability or retirement; or

         5.2.2 the Company's requiring the Executive to be based outside a radius of more than two hundred (200) kilometers from the Company's location on the date of a Change in Control or within the time period described in Clause 3.2 above; or

         5.2.3 any material reduction by the Company in (1) the Executive's Base Compensation, including but not limited to, the Executive's eligibility to participate in the Executive Incentive Plan or the Special Stock Unit Plan or (2) any other benefit plan in which Executive was entitled to participate immediately prior to a Change in Control or within the time period described in Clause 3.2 above. (Such reduction shall not constitute a Good Reason if occurring as a result of the Company's or Block's termination or cessation of a plan generally for all participants) For the purposes of this subsection, a material reduction in Executive's Base Compensation or any benefit plan in any year shall be deemed to have occurred if the aggregate amount of Base Compensation paid and/or value of benefits provided to Executive in any Block fiscal year is less than seventy-five percent (75%) of the highest aggregate amount of the Base Compensation paid and/or value of benefits received by the Executive during (1) any one of the three


               Block fiscal years immediately preceding the completion of a Change in Control, or (2) the first complete Block fiscal year following the completion of a Change in Control.

6.       Non-Competition

6.1 Upon termination of the Agreement by either party for any reason, other than due to the voluntary or compulsory liquidation of the Company (not being a voluntary liquidation for the purpose of reconstruction or amalgamation) or the discontinuance by the Company of its business, the Executive shall not within any European country for a period of twelve
         (12)  months   immediately   following  the  effective   date  of  such
         termination:

         6.1.1 either on his own behalf or on behalf of any other person, firm or company, seek to obtain orders in respect of goods or services of a similar description to those dealt in or provided by the Company or any Affiliate, from any person, firm or company who at the effective date of or within the period of twelve (12) months prior to the effective date of such termination was, to the knowledge of the Executive, a customer of or in the habit of dealing with the Company or any Affiliate (as the case may be); or

         6.1.2 represent himself as being in any way connected or having formerly been connected with or interested in the business of the Company (other than for the purpose of prospective job applications); or

         6.1.3 interfere or seek to interfere with the continuance of supplies to the Company or any Affiliate (or the terms of such supplies) from any supplier who shall have been supplying components or materials or services to the Company or its Affiliates at any time during the last twelve (12) months of his Agreement with the Company; or

         6.1.4 solicit, entice or persuade (or attempt so to do) any employees of the Company of a managerial, executive, sales or technical grade to leave the Company's employ, whether or not any breach of contract is thereby occasioned.

7.        Term

7.1 This CIC Agreement shall commence on the Effective Date and shall continue thereafter unless and until terminated by either party giving to the other not less than three (3) month's prior written notice of termination.

7.2 Notwithstanding Clause 7.1, this CIC Agreement shall automatically expire on the day that the Executive attains the age of sixty-five (65) or on the day the Agreement is terminated for Cause or as a result of the permanent disability or retirement of the Executive.

8.       Confidentiality

8.1 The Executive shall neither while the Agreement is in effect (except in the proper performance of his duties) nor at any time (without limit) after the termination of the Agreement, directly or indirectly

         a) use for his own purposes or those of any other person,company, business entity or other organization whatsoever, or disclose to any person, company, business entity or other organization whatsoever, any trade secrets or confidential business information relating or belonging to the Company or any of its Affiliates, including, but not limited to any such information relating to customers, customer lists or requirements, supplier dealings and arrangements, price lists or pricing structures, sales and marketing information, business plans or dealings, employees or officers, source codes and computer systems, software, financial information and plans, designs, formulae, prototypes, product lines, services, research activities, any document marked "Confidential" (or with a similar expression), or any information which the Executive has been told is confidential or which he might reasonably expect the Company would regard as confidential, or any information which he is aware has been given to the Company or any of its Affiliates in confidence by customers, suppliers or other persons.

8.2 The obligations contained in Clause 8.1 above shall cease to apply to any information or knowledge which may subsequently come into the public domain other than by way of unauthorized disclosure.

9.       Notices

9.1 Any notice to be given hereunder shall be in writing and be sufficiently served in the case of the Executive by being delivered either personally to him or sent by first class pre-paid post to his last known residential address, or in the case of the Company by being sent by registered post or recorded delivery addressed to its registered office. Any such notice shall be deemed served on delivery, or if so posted, shall be deemed served 48 hours after it was posted.

10.     Miscellaneous

         10.1 This CIC Agreement is not intended to and shall not affect any benefits, to which the Executive, his heirs or beneficiaries is or are entitled to upon death, disability, permanent disability or retirement except as expressly provided in this CIC Agreement.

         10.2 Neither this CIC Agreement nor any action taken hereunder shall be construed as depriving the Company of any right to terminate the Agreement. The Executive acknowledges that, absent a Change in Control, the Company may terminate the Agreement at any time with or without cause, and Executive shall not be entitled to any of the benefits provided by this CIC Agreement.

         10.3 This CIC Agreement is subject to the laws of Belgium, and its courts and tribunals shall have exclusive jurisdiction in resolving any disputes arising.

         10.4 The invalidity or unenforceability of any provisions of this CIC Agreement shall not affect the validity or enforceability of any other provision of this CIC Agreement, which shall remain in full force and effect.

         10.5 The Executive shall not be required to mitigate any payment or benefit provided for in this CIC Agreement by seeking employment or otherwise. No payment or benefit provided for in this CIC Agreement shall be reduced by any payment or benefit earned or received by Executive from any other source except as such reduction may expressly be provided for elsewhere in this CIC Agreement.

         10.6 No provisions of this CIC Agreement may be modified, waived or discharged unless such modification, waiver or discharge is expressly agreed to in writing and signed by both the Executive and the Company. No waiver by the

                  Executive or the Company of any breach of the CIC Agreement or any condition or provision thereof shall be deemed a waiver of any similar or dissimilar conditions or provisions at the same or any prior or subsequent time.

                                  Exhibit 10(n)

                           CHANGE IN CONTROL AGREEMENT
This Change in Control Agreement ("Agreement") is made and entered into this _______ day of ____________ by and between Block Drug Company, Inc. (hereinafter referred to as either "Block" or the "Company") having its principal place of business at 257 Cornelison Avenue, Jersey City, New Jersey 07302-9988 and____________________ ("Executive") having an address at ________________.
                               STATEMENTS OF FACT
         A. Block is concerned that the possibility of a Change in Control or Subsequent Change in Control (as hereinafter defined) might result in the departure of key employees, includ ing the Executive, which would be detrimental to the Company and its shareholders.
         B. Block wishes to alleviate the Executive's concerns and ensure the continued attention, dedication and active participation of the Executive in the Company.
         C. The Executive is willing to continue to serve Block but desires assurance that in the event of any Change in Control or Subsequent Change in Control he will continue to have the responsibility and status in the Company that he has earned.
         D. In order to protect certain rights and benefits of the Executive in the event of a Change in Control or a Subsequent Change in Control, the parties have agreed to enter into this Agreement to provide for severance benefits to the Executive upon the terms and conditions set forth herein.
         NOW, THEREFORE, in consideration of the promises and mutual agreements contained herein, the parties hereby agree as follows.


1.       DEFINITIONS
         For the purposes of this Agreement:
         1.01     "Base Compensation" shall mean the aggregate of:
                  (a) the applicable base salary paid to the Executive during the twelve (12) month period prior to (I) a Change in Control or Subsequent Change in Control, or (ii) the Executive's termination, whichever is higher; plus
                  (b) the average annual bonuses paid to the Executive during the three (3) year period prior to (I) a Change in Control or Subsequent Change in Control, or (ii) the Executive's termination, whichever is higher.
         1.02 "Beneficial Owner" shall have the same meaning as defined in Rule 13d-3 of the Securities Exchange Act of 1934.
         1.03 "Benefit Plans" shall include the Company's Special Stock Unit Plan plus any employee benefit plan defined under Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended.
         1.04 "Block Family" shall include: Leonard Block, Adele Block, James A. Block, Susan Stearns, individually; Adele Block, Peggy Danziger and Thomas Block as Trustees under an Indenture of Trust dated August 7, 1957 made by Leonard Block for the benefit of Peggy Danziger; Adele Block, Peggy Danziger and Thomas Block, as Trustees under an Indenture of Trust dated August 7, 1957 made by Leonard Block for the benefit of Thomas Block; James A. Block, as Trustee under an Indenture of Trust dated December 13, 1961 made by Melvin A. Block for the benefit of James A. Block; James A. Block and Susan Stearns, as Trustees of the Trust under Subdivision A of Article Seventh of the Will of Melvin A. Block, deceased; James A. Block and Susan Stearns, as Trustees under an Indenture of Trust dated December 13, 1961 made by Melvin A. Block for the benefit of Susan Stearns; James A. Block and Susan Stearns, as Trustees of the Trust under Subdivision B of Article Seventh of the Will of Melvin A. Block, deceased; James A. Block, as Voting Trustee under a Voting Trust Agreement dated as of January 11, 1990, among James A. Block, as Trustee under Indenture of Trust dated December 13, 1961 made by Melvin A. Block for benefit of James A. Block, James A. Block and Susan Stearns, as Trustees of the Trust under Subdivision A of Article Seventh of the Will of Melvin A. Block, deceased, James
A. Block and Susan Stearns as Trustees under Indenture of Trust dated December 13, 1961 made by Melvin A. Block for the benefit of Susan Stearns, and James A. Block and Susan Stearns, as Trustees of the Trust under Subdivision B of Article Seventh of the will of Melvin A. Block, deceased (the foregoing trusts shall collectively be referred to as the "Trusts"); any descendent, of any degree, of either Leonard Block or Melvin A. Block, including both natural born and adopted children of Leonard Block, Melvin A. Block or any descendent thereof ("Descendent") ; and a custodian or guardian of a minor Descendent, who is an adult Descendent.
         1.05 "Block Group" shall include the Block Family, any trust created for the benefit of a member of the Block Family and any entity or company controlled by the Block Family and in which the Block Family has Voting Control.
         1.06 "Change in Control" shall be deemed to occur upon the happening of any event in which the Block Group ceases to hold beneficially and of record more than fifty (50%) percent of the Voting Control of the Company or any successor company, or where all or substantially all of the assets are sold, transferred or otherwise conveyed to an entity in which the Block Group does not have Voting Control.
         1.07 "Chief Executive Officer" shall mean the Office of the Chief Executive or such other person(s) performing the duties of the Chief Executive.
         1.08 "Date of Termination" shall mean the date specified as the Executive's last day of employment in the Notice of Termination. If the Notice of Termination is given pursuant to Sec tion 3 of this Agreement, the date specified in the Notice of Termination shall not be less than thirty (30) days from the date such notice is given pursuant to subsection 10.09. If the Notice of Termination is given pursuant to subsection 2.01(a) of this Agreement, the date specified in the Notice of Termination must be at least one hundred eighty days (180) from the date on which a Change in Control or a Subsequent Change in Control occurred but in no event less than sixty (60) days from the date such notice is given pursuant to subsection 10.09. If the Notice of Termination is given pursuant to Section 4 of this Agreement, the date specified in the Notice of Termination shall not be less than sixty (60) days from the date such notice is given pursuant to subsection 10.09. If the Notice of Termination is given by the Company for any reason except "for Cause" (as defined in Section 3), the date specified in the Notice of Termination shall not be less than sixty (60) days from the date such notice is given pursuant to subsection 10.09. In the event of a dispute of any Notice of Termination, the Date of Termination shall be the date determined by dispute resolution in accordance with Section 8 of this Agreement.
         1.09 "Expiration Date" shall mean December 31, 1995 and any subsequent date to which this Agreement has been extended in accordance with Section 6 of this Agreement.
         1.10 "Notice of Termination" shall mean a written notice setting forth in reasonable detail the facts and circumstances which are the basis for the termination given by either

     (a) the Company to the Executive pursuant to Section 3 or for any other reason or no reason ; or
     (b) the  Executive  to the Company  pursuant to either  subsection  2.01 or
Section 4. 1.11 "Permanent Disability" shall mean the total and permanent incapacity of the Executive prior to Retirement that would qualify him to receive disability benefits under the Federal Social Security Act as of a date which is within one (1) year after his last day of active employment.
         1.12 "Retirement" shall mean voluntary termination in accordance with the Company's retirement policy, generally applicable to its salaried employees, or in accordance with any retirement arrangement between the Executive and the Company.
         1.13     "Subsequent Change in Control" shall be deemed to occur upon
                  (a) a Change in Control, and
                  (b) any of the following:
               (i) Any entity or person (which theretofore was a Beneficial Owner of less than twenty (20%) percent of each class of voting stock of the Company) becomes the Beneficial Owner, directly or indirectly, of twenty (20%) percent or more of the combined voting power of the Company's then outstanding stocks; or
               (ii) The Company's merger or consolidation with or into any other entity;
or
               (iii) The disposal by the Company of a business or division of the Company pursuant to a partial or complete merger or consolidation with liquidation of the Company, a sale of assets of the Company, a sale of assets of the Company or otherwise. Notwithstanding the foregoing, a Subsequent Change in Control shall only be deemed to have occurred if (x) the Executive is actually employed in or by the disposed business or division or (y) such disposed business or division constitutes more than ten (10%) percent of the assets or accounts for-more than ten (10%) percent of the revenue of the Company; or
               (iv) Fifty (50%) percent or more of the individuals who constitute the current Board of Directors were not directors during the preceding year.
         1.14 "Voting Control" shall mean the right, in each class of voting stock, to cast more than fifty (50%) percent of the votes on each matter for which a shareholder vote is required or permitted.
         1.15 "Year" shall mean twelve consecutive (12) months unless otherwise defined.
2.       ELIGIBILITY
         2.01 If a Change in Control or a Subsequent Change in Control shall have occurred during the term of this Agreement, the Executive shall be eligible for benefits hereunder if:
                  (a) within one (1) year of a Change in Control or a Subsequent Change in Control, unless otherwise provided in subsection 7.01, the Executive notifies the Company in writing that he is terminating his employment; or
                  (b) within three (3) years of a Change in Control or a Subsequent Change in Control, the Executive terminates his employment for "Good Reason" (as defined in Section 4).

         2.02 The Executive shall be eligible for benefits hereunder if the Company terminates the Executive's employment, unless such termination is because of death, Retirement, Permanent Disability or "for Cause", (as defined in Section 3) within any period which commences on a date which is one hundred eighty (180) days prior to the execution by the Company of a definitive agreement, the consummation of which would constitute a Change in Control or a Subsequent Change in Control under this Agreement and ends on a date which is three (3) years after a Change in Control or a subsequent Change in Control.
3.       TERMINATION FOR CAUSE
         3.01 Termination of the Executive for Cause shall be deemed to have occurred if: (a) the Executive is terminated by the Company, pursuant to a Notice of Termination, for any of the reasons set forth in subsections 3.02(a) or 3.02(b); and
         (b) the Board of Directors adopts a resolution setting forth the particulars of the Executive's conduct, finding him guilty of the conduct set forth in either subsection 3.02(a) or 3.02(b) and terminating his employment. Such resolution must be adopted at a meeting of the Board of Directors specifically called and held for such purpose.
         3.02 The Executive's termination by the Company for Cause shall be for either of the following reasons:
         (a) the deliberate and continued failure by the Executive to devote substantially all the Executive's time and efforts during regular business hours (other than as a result of illness, disability, force majeure or participation, directly or indirectly, in any litigation or other dispute resolution arising out of or in any way related to Executive's employment by the Company) to the performance of the Executive's normal duties for more than thirty (30) days after a demand for substantial performance has been made to the Executive by the Chief Executive Officer. Such demand shall specifically identify the manner in which the Executive has not substantially performed such duties; or


                  (b) the Executive being found guilty of fraud, embezzlement, dishonesty or defalcation in connection with his employment by or as a result of any one or more transactions with the Company.
3.03 For purposes of this Section 3, no act, or failure to act, on the part of the Executive shall be considered 'deliberate" unless done, or omitted to be done, by the Executive in bad faith and without the reasonable belief that such action or omission was in the best interests of the Company.
4.       TERMINATION FOR GOOD REASON
         4.01 "Good Reason" for termination by the Executive shall be deemed to have occurred if:
                  (a) without the express written consent of the Executive any of the events listed in subsections 4.02(a) through (e) occur; and
                  (b) the Executive gives the Company a Notice of Termination for any of the reasons listed in subsections 4.02(a) through (e) within any of the time periods set forth in subsec tion 2.02, as the case may be.
                  4.02 Subject to subsection 4.01 above, the Executive may terminate his employment for Good Reason upon the occurrence of any of the following events:
                  (a) any assignment to the Executive of any duties which are inconsistent with the Executive's position with the Company or which constitute a significant reduction in the Executive's authority, responsibilities, or status, or any demotion of the Executive by the Company from any office or titled managerial position (other than as a director of the Company) held by the Executive prior to a Change in Control or a Subsequent Change in Control or within any of the time periods described in subsection 2.02, except in connection with the termination of the Executive's employment either by the Company for Cause, or as a result of the Executive's Permanent Disability or Retirement; or
           (b) the Company's requiring the Executive to be based more than thirty-five (35) miles from the Executive's principal place of employment on the date of a Change in Control or a Subsequent Change in Control or within any of the time periods described in subsection 2.02; or
           (c) any reduction by the Company in (i) the Executive's Base Compensation or (ii) the Executive's eligibility to participate in any bonus or other Benefit Plan in which he was entitled to participate immediately prior to a Change in Control or a Subsequent Change in Control or within any of the time periods described in subsection 2.02; or (d) a material reduction in the Executive's benefitsin effect immediately prior to a Change in Control or a Subsequent Change in Control or within any of the time periods described in subsection 2.02, or perquisites as a whole, whether or not under any Benefit Plan of the Company. For the purpose of this subsection, a material reduction in bonuses and/or other Benefit Plan, in any year shall be deemed to have occurred if the aggregate amount of bonuses paid and/or value of benefits provided to Executive in any year is less than seventy-five (75%) percent of the highest aggregate amount of bonuses paid and/or value of benefits received by the Executive during (i) any of the three most recent years preceding a Change in Control or a Subsequent Change in Control, or (ii) any calendar year following a Change in Control or a Subsequent Change in Control; or
           (e) the Company requiring the Executive to travel for business purposes more than ten (10) weeks in any calendar year.

5.    BENEFIT
      5.01 Amount and Schedule of Benefit Payments. If the Executive becomes eligible pursuant to Section 2 of this Agreement, the Company shall provide severance pay and benefits, as described in subsections (a) through (e) below, to the Executive.
           (a) Accrued Salary. Any accrued salary not yet paid to the Executive for services performed prior to the Date of Termination shall be paid within fifteen (15) calendar days fol lowing the Date of Termination.
           (b) Vacation Pay. The Executive shall be reimbursed at his base salary rate in effect immediately prior to the Date of Termination for all unused vacation and personal days for the twelve month period prior to the Date of Termination and any and all other accumulated vacation and personal days carried forward in accordance with Company policy, including any unused vacation and personal days which would have been carried forward except for a policy change made (I) after a Change in Control or Subsequent Change in Control or
(ii) within one hundred eighty (180) days prior to a Change in Control or Subsequent Change in Control. All such amounts shall be paid not later than fifteen (15) calendar days following the Date of Termination.
           (c) Severance Pay. The Executive shall be paid an annual severance payment equal to one-half the Base Compensation for a period of five (5) years or until the Executive attains the age of sixty-five, whichever occurs first, at which time all such payments shall cease. The first annual severance payment shall be made within fifteen (15) days following the Date of Termination and all subsequent payments shall be made on the anniversary date thereof. If the anniversary date falls on a weekend or holiday, the payment shall be made on the prior business day. In the event that the Executive attains the age of sixty-five within five (5) years of the first annual severance payment, his final annual severance payment, payable on the anniversary date after he attains the age of sixty-four, shall be prorated based upon the number of days that will elapse from said anniversary date to the date of his sixty-fifth birthday over three hundred sixty-five (365) days.

(d)        Insurance Benefits.
                  (i) For five (5) years following the Date of Termination or until the Executive attains the age of sixty-five, whichever occurs first, the Company shall either:
         (x) maintain in full force and effect for the continued benefit of the Executive and eligible dependents all life, disability, accident, and health plans and other employee welfare benefit plans to the extent that the Executive and/or any eligible dependents participated at the time of termination; or
         (y) provide the Executive and such eligible dependents with insured benefits equal in all material respects to those which he and his eligible dependents would have been entitled to receive under such employee welfare benefit plans. The Company shall determine, in its sole discretion, the manner in which it shall provide insurance benefits to the Executive and eligible dependents. However, in the event of the Executive's employment by another employer, the benefits, including the retired employee benefits referred to in subparagraph (ii) below, shall cease to be provided hereunder to the extent provided by the new employer.
                (ii) The Executive shall, after the time period set forth in subsection 5.01(d)(I), continue to be eligible for the highest aggregate benefits provided to retired employees of the Company which either existed during (x) either of the two most recent years preceding a Change in Control or a Subsequent Change in Control, or (y) any calendar year following a Change in Control or a Subsequent Change in Control. (e) Benefit Plans.
                (i) In the event the Executive is entitled to any severance pay benefits under the terms of this Agreement, it is intended that the Executive receive additional credit under the terms of any Benefit Plans of the Company, other than the Company's Special Stock Unit Plan, as a result of these severance payments. In order to accomplish this, a computation of the benefits under each such benefit plan shall be made as if the Executive had continued as a full-time employee of the Company, at a compensation rate equal to two times the annual severance pay rate under this Agreement, paid for a period of five (5) years or until the Executive attains the age of sixty-five (65), whichever occurs first. The determination of the additional benefit, if any, shall be made pursuant to subparagraph (ii) below.
                (ii) The additional benefits payable by the Company, if any, under this subsection 5.01(e) shall be equal to the excess, if any, of (x) the benefits which would have been paid under such Company benefit plan or plans determined in accordance with the terms of subparagraph (i) above, less (y) the actual benefits paid or payable under such benefit plan or plans without regard to subparagraph (i) above.
                (iii) The payment of additional benefits, if any, determined in accordance with this subsection 5.01(e) shall be made within fifteen (15) days of such determination.
         (f) Vesting of Benefits. For the purposes of this subsection 5.01(f), "At Risk" shall mean not fully vested, not fully exercisable and/or subject to forfeiture restrictions. To the extent that any benefit to which the Executive is entitled under any of the various Benefit Plans of the Company as of the Date of Termination are At Risk, or become At Risk by virtue of the Executive's termination, the Company shall deem such benefits to be fully vested and shall pay the Executive the fair market cash equivalent for all such At Risk benefits. Such payment shall be made in accordance with the terms of each Benefit Plan in existence on the Date of Termination, provided that such payment terms are no less favorable to the Executive than the terms existing as of the date of this Agreement. The determination of the cash equivalent for all At Risk benefits shall be made, in good faith, by the majority of the entire membership of the Board of Directors then in office. Notwithstanding the foregoing, to the extent that any benefits referred to in this subsection 5.01(f) are no longer At Risk as of the Date of Termination, this subsection shall in no way change, modify or alter such benefits and such benefits shall only be payable in accordance with the plans by which they are governed.
6.       TERM

         6.01 This Agreement shall commence on the date hereof and shall expire on the Expiration Date or on the day that the Executive attains the age of sixty-five, whichever occurs first.
         6.02 Beginning December 31, 1991 and on each December 31st thereafter, the term of this Agreement shall automatically be extended for an additional one
(1) year beyond the then Expiration Date unless prior to such date the Company shall have given the Executive written notice of its election not to extend this Agreement. By way of example, if the Company has not given written notice to the Executive by December 31, 1991 that it elects not to extend this Agreement, on such date the term of this Agreement shall be extended until December 31, 1996.

         6.03 If a Change in Control or a Subsequent Change in Control shall have occurred while this Agreement is in effect, the term of the Agreement shall automatically be extended for three (3) years beyond the Expiration Date in effect at the time of the Change in Control or the Subsequent Change in Control.
7.    SUCCESSORS; BINDING AGREEMENT
         7.01 In the event of a Change in Control or a Subsequent Change in Control, the Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, to expressly assume and agree to maintain this Agreement, for a minimum period of three (3) years beyond the then Expiration Date in the same manner and to the same extent that the Company would be required to maintain this Agreement if no such succession had taken place. If the Company fails to obtain such assumption agreement by the time of the effectiveness of any such succession, the time period in which the Executive may terminate his employment pursuant to subsection 2.01(a) shall be extended to a period of three (3) years after the date on which any such succession becomes effective. Any successor to any business and/or assets of the Company which executes and delivers the assumption agreement provided for in this Section 7 or which otherwise becomes bound by all the terms and provisions of this Agreement by the terms hereof or operation of law shall thereafter be included in the term "Company" as used in this Agreement.
      7.02 All rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Executive should die prior to receiving all amounts of benefits payable hereunder, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's devisee, legatee, or other designee or, if there be no such designee, to the Executive's estate. TERMINATION OF DISPUTES
      8.01 Either the Company or the Executive may in good faith dispute any Notice of Termination under this Agreement or any determination of any amount or benefit payable hereunder. if notice of such dispute is given, the Company shall continue to pay the Executive's full compensation and benefits in effect immediately prior to the Date of Termination until final resolution of the dispute. Payments or benefits so provided until such final resolution shall be in addition to all others provided under this Agreement.
         8.02 Any provision regarding dispute resolution notwithstanding, the Executive may bring a court action for an order for specific performance requiring the Company to make all payments pursuant to subsection 8.01.
      8.03 In order to resolve disputes between the parties effectively, efficiently, and at the least cost and inconvenience, the parties agree to resolve all disputes relating to or arising out of this Agreement or its subject matter as set forth in this Section 8.
         8.04 Notice of demand for a meeting of the parties to discuss and settle a dispute(s) ("Notice of Meeting") may be given by any party. Such notice shall be in writing. The Notice of Meeting shall set a date at least five (5) business days but no more than ten (10) business days from the date of the Notice of Meeting on which the parties shall meet during normal business hours at the Company's offices in Jersey City, New Jersey. If within five (5) days after the date of the meeting the parties have not resolved their dispute(s) then the parties shall proceed pursuant to subsection 8.05.
      8.05 Any dispute not otherwise resolved pursuant to the previous subsections of this Section 8 shall be resolved by means of alternative dispute resolution, as provided in the New Jersey Alternative Procedure for Dispute Resolution Act, N.J.S.A. 2A:23A-1 et seq. (the "Act"). The parties expressly waive the right to resolve all claims, disputes and issues arising out of or relating to this Agreement by means of traditional litigation, including the right to appeal except as provided in the Act or in subsection 8.02.
      8.06 Notice of a demand for resolution of a dispute under the Act (a "Notice of Dispute,,) shall be given by either party. Such notice shall be in writing, and shall specify the issue or issues which are subject to dispute.
         8.07 (a) Within fifteen (15) days after a Notice of Dispute is given each party shall select four (4) prospective umpires from among the persons listed in subsections (i) through (iv) below. In addition to meeting the requirements of said subsections, each prospective umpire must also satisfy the requirements described in subsection 8.07(C) below. Prospective umpires are:
                (i) any retired judge of the United States District Courtfor the District of New Jersey;
                (ii) any retired judge of the New Jersey Superior or Supreme Court; (iii) any attorney licensed to practice in the State of New Jersey who has actually practiced law for more than fifteen (15) years and specialized in litigation or contracts; and (iv) other persons with such qualifications upon which the parties agree.
           (b) Within fifteen (15) days after each party has selected its prospective umpires the parties shall agree to one (1) umpire from among the eight (8) prospective umpires to hear the dispute.
           (c) In addition to the requirements described in subsection 8.07(a) above, each prospective umpire selected must:
                (i) be free of any potential for bias or conflict of interest with respect to either of the parties, directly or indirectly, or by virtue of any direct or indirect financial interest, family relationship or close friendship; and
                (ii) be in a position to immediately hear the dispute and render a resolution within the time specified in subsection 8.11 below.
           (d) If an umpire is not selected within the period of time specified in subsections 8.07(a) or 8.07(b) above, each party will designate one of the prospective umpires; the two prospective umpires designated by the parties shall, within fifteen (15) days, jointly select the umpire. Such selection shall be in accordance with the requirements of subsections 8.07(a) and 8.07(c) above.
                8.08 The proceeding for the alternative resolution of a dispute (the "ADR Proceeding") shall be held at a location within the State of New Jersey selected by the umpire. The ADR Proceeding shall commence no later than forty (40) days after the Notice of Dispute is given.
                8.09 All fees and expenses associated with the ADR Proceeding (including transcripts, room rental and fees of the umpire) shall be paid by the Company. The fees payable to the umpire shall be the usual hourly rate of such umpire for consulting or dispute resolution services.
                8.10 Where appropriate under applicable New Jersey substantive and procedural law, the umpire shall have full and complete authority to award provisional relief, whether on an ex parte basis or otherwise, upon the commencement of an ADR Proceeding, in accordance with the provision of the Act.
                8.11 The umpire shall render a decision within a reasonable time, but in no event later than sixty (60) days after the final oral testimony is taken or the final briefs are filed. Notwithstanding the foregoing, any decision must be rendered within six (6) months from the date of the Notice of Dispute.
                8.12 Except as otherwise provided in this Agreement, the Act shall govern the procedures and methods for any ADR Proceeding.
                8.13 In order to facilitate the expeditious resolution of disputes, the parties agree that no party shall object to the other party being represented by counsel of its choice, whether or not such counsel is admitted to practice law in New Jersey.
                8.14 If the parties mutually agree in writing to extend any deadline set forth in this Section 8, all other deadlines shall be extended correspondingly.
9.              CONFIDENTIALITY AND NON-DISCLOSURE
         9.01 The Executive acknowledges that his relationship with the Company has been and shall continue to be one of trust and confidence and that during the period of his employment with the Company, he has been and will continue to be exposed and permitted access to confidential information concerning the nature and operation of the Company's business, including but not necessarily limited to the Company's records of sales, customers, sources of supply, computer programs, manuals, documentation as well as other technical and non-technical information. The Executive further acknowledges that all of such confidential information constitutes a valuable asset of the Company and that the unauthorized disclosure and/or improper use of such information would cause irreparable damage and harm to the Company.
      9.02 Unless the confidential information was previously known by the Executive free of any obligation to keep it confidential or has been or is subsequently made public by the Company or a third party (provided such third party is not in breach of an obligation not to disclose), the Executive shall not, during or after his employment, in whole or in part, disclose any of the confidential information described in subsection 9.01 to any person, firm, corporation, association, or other entity for any reason or purpose whatsoever; nor shall the Executive make use of any such information for his own purposes or for the benefit of any person, firm, corporation, association, or other entity (except the Company) under any circumstances.
10.     MISCELLANEOUS

            10.01 This Agreement is not intended to and shall not affect any benefits, to which the Executive, his heirs or beneficiaries is or are entitled to upon death, disability, Permanent Dis ability or Retirement except as expressly provided in this Agreement.

         10.02 The Executive's right to give a Notice of Termination, if he becomes eligible for benefits during the term hereof pursuant to subsections 2.01, 2.02 or Section 4 of this Agreement, shall expire ninety (90) days after the Expiration Date.
         10.03 Any and all rights and benefits which shall have accrued during the term of this Agreement, including without limitation, any extensions and rights under subsection 10.02, shall survive the expiration of this Agreement.
         10.04 No amount payable under the Agreement shall be subject to assignment, transfer, sale, pledge, encumbrance, alienation or charge by the Executive or the beneficiary of the Executive except as may be required by law.
         10.05 Neither this Agreement nor any action taken hereunder shall be construed as giving the Executive the right to be retained in the employ of the Company. The Executive acknowledges that absent a Change in Control or a Subsequent Change in Control, the Company may terminate the Executive's employment at any time with or without cause, and he shall not be entitled to any of the benefits provided by this Agreement.
         10.06 Payments of benefits under this Agreement shall be made in lieu of payments of any severance benefits of a type similar to the benefits described in subsections 5.01(c)(d) and (e) that may be offered under any written or unwritten severance pay policy maintained by the Company.
         10.07 This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey without regard to its conflicts of laws provisions. Except as to matters that are resolved outside of court in accordance with Section 8, the parties hereby irrevocably submit themselves to the jurisdiction of the courts of the State of New Jersey and to the juris diction of the United States District Court for the District of New Jersey, for the purposes of any suit, action or other proceeding arising out of or based upon this Agreement. The parties hereby waive and agree not to assert, by way of motion, as a defense, or otherwise, in any such suit, action or proceeding, any claim that they are not subject personally to the jurisdiction of the above-named courts, that their property is exempt or immune from attachment or execution, that the suit, action or proceeding is brought in an inconvenient forum, that venue of the suit, action or proceeding is improper. Each of the parties hereby appoints, the Secretary of State of New Jersey and the Clerk of the United States District Court for the District of New Jersey as its duly appointed agents for the receipt and acceptance on their behalf of service of summonses and other legal process. Service of any legal process upon said Secretary of State or said Clerk shall be deemed sufficient service of process; provided, that concurrently with such service of process, notice of any such suit, action or proceeding is given to Executive and the Company in the manner set forth in subsection 10.09 herein.
      10.08 The invalidity or unenforceability of any provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.
      10.09 Any notice or other communication provided for in this Agreement shall be in writing and, unless otherwise expressly stated herein, shall be deemed to have been given when delivered personally, sent by overnight courier or mailed by United States registered mail, return receipt requested, postage prepaid addressed (in the case of the Executive) to the Executive's resi dence with a copy to the office at which the Executive is employed and (in the case of the Company) to its principal executive offices, attention of the Chief Executive Officer.
      10.10 The Executive shall not be required to mitigate any payment or benefit provided for in this Agreement by seeking other employment or otherwise. No payment or benefit provided for in this Agreement shall be reduced by any payment or benefit earned or received by Executive from any other source except as such reduction may expressly be provided for elsewhere in this Agreement.
         10.11 No provisions of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is expressly agreed to in writing and signed by both the Executive and the Company. No waiver by the Executive or the Company of any breach of the Agreement or any condition or provision thereof shall be deemed a waiver of any similar or dis similar conditions or provisions at the same or any prior or subsequent time.
      10.12 Section and subsection headings contained in the Agreement are for convenience of reference only and shall not affect in any way the meaning or interpretation of this Agreement.

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 12th day of April 1991.

WITNESS OR ATTEST:                                     BLOCK DRUG COMPANY, INC.



________________________                               By:___________________


-----------------                                         ---------------------

                                  EXHIBIT 10(o)

                  EXTRAORDINARY DEFERRED COMPENSATION AGREEMENT


This Extraordinary Deferred Compensation Agreement ("the 1997 EDCA") is made and entered into this 1st day of May, 1997 ("the Effective Date"), by and between Block Drug Company, Inc. (hereinafter referred to as the "Company") having its principal place of business at 257 Cornelison Avenue, Jersey City, New Jersey 07302-9988, and Melvin Kopp ("Participant") having an address at 17 Weber Road, West Orange, NJ 07052.

                               STATEMENTS OF FACT

         A. Participant and Company have entered into a consulting agreement as of the Effective Date ("the 1997 consulting Agreement"), whereby, as part of Participant's remuneration as a consultant Company has agreed to provide Participant extraordinary deferred compensation ("EDC") in a manner which mirrors the Company's Special Stock Unit Plan ("SSUP").

         B. Except as provided herein, as used in this 1997 EDCA the capitalized terms and the referenced Sections shall be the same as those set forth in Section B of the Company's Special Stock Unit Plan (SSUP), as amended January 31, 1997(Plan).

         C. Participant, who is not a Participant in the SSUP, and whose normal retirement date was February 28, 1995, will receive Extraordinary Deferred Compensation Awards (" EDCAs") in accordance with the procedures used to issue Awards to Participants in the SSUP. The deferred compensation amount from the EDCAs shall be calculated as provided in Section F of the SSUP, and Awards will vest as provided in Section F of the SSUP. Payment of the deferred compensation amount shall be paid thirty days after the EDCAs become fully vested. In all other respects the provisions of the SSUP will apply except for the provision in Section H paragraph 5 regarding the payment of the deferred compensation amount when a participant's normal retirement date is reached. [The attached Schedule "A" lists the EDCA, their value, the number of EDC Units and their effective date.

         D. Company believes Participant has made significant contributions to the success of its business, and it is in the best interests of the Company to insure the continued attention, dedication, and active participation of the Participant in the Company by granting to Participant Extraordinary Deferred Compensation Awards (hereinafter "EDCA") under certain conditions.

         E. The amount of the EDCA will be translated into a hypothetical number of Special Stock Units called EDCA Units which will appreciate in value as though the EDCA Units were Special Stock Units.



         F. The method of calculating the appreciation in the value of the EDCA Units will be identical to the method used in the Plan for determining the value of Special Stock Units.

         G. The deferred compensation resulting from the appreciation of the EDCA will be paid upon the earlier of: (a) when the EDCA becomes fully vested in five (5) years from the effective date of the EDCA, or (b) one (1) year after the 1997 Consulting Agreement terminates. If subparagraph (b) applies, the appreciation in value of the EDCA will be calculated only until the date the 1997 Consulting Agreement terminates, thereafter only interest as calculated by the SSUP will be added to the deferred compensation amount until it is paid.

         NOW, THEREFORE, in consideration of the promises and mutual agreements contained herein, the parties hereby agree as follows:

     1. Participant agrees to serve the Company and provide his specialized knowledge and unusual abilities with respect to the business and affairs of the Company.

     2.  The Company hereby grants to Participant EDCAs as follows.
                                                                   Base
                  Date of       No. Of        Period            Amount of
                   Award         Units         Value               Award

                  2/28/95       6,059         $91.10             $551,900
                 12/16/95         600         $93.20             $ 55,900


         All other terms and conditions of the Special Stock Unit Plan, as amended January 31, 1997, will remain in full force and effect.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the 1st day of May, 1997.

_______________________                        By:__________________________
    Witness                                              Melvin Kopp


Block Drug Company, Inc.

_______________________                        By:___________________________
    Witness                                              James Block
                                                      Chairman of the Board

                                  Exhibit 10(p)

                EXTRAORDINARY DEFERRED COMPENSATION AGREEMENT #2


This Extraordinary Deferred Compensation Agreement ("the 2000 EDCA") is made and entered into this 24th day of May, 2000 ("the Effective Date"), by and between Block Drug Company, Inc. (hereinafter referred to as the "Company") having its principal place of business at 257 Cornelison Avenue, Jersey City, New Jersey 07302-9988, and Melvin Kopp ("MK") having an address at 17 Weber Road, West Orange, NJ 07052.


                               STATEMENTS OF FACT


         A. On May 1, 1997 the Company and MK entered into that certain consulting agreement between MK and Company ("the 1997 Consulting Agreement") whereby, as part of MK's remuneration as a consultant, the Company agreed to grant to MK Extraordinary Deferred Compensation ("EDC") in a manner which mirrored the Company's Special Stock Unit Plan ("SSUP").


     B. Also on May 1, 1997, the Company and MK entered into an Extraordinary Deferred Compensation Agreement, as amended whereby Extraordinary Deferred Compensation
Awards("EDCAs") were awarded to MK as follows:
                                                    Base           Amount
Date of Award                  # of Units      Present Value     of Award*
-------------                  ----------      -------------     --------
 2/28/95                          6,059            91.10         $551,975
12/16/95                            600            93.2           $55,920
 9/14/98                          1,967           105.28         $207,086

*Due to rounding these amounts were originally written as $551,900, $55,900 and $207,000, respectively.


  C. On April 1, 1999 the SSUP was amended to allow award recipients to make an election to receive replacement awards in the same dollar amount as the original amount of the award in either the form of replacement Special Stock Unit Awards under the SSUP or in the form of replacement Stock Option Awards under the Company's Stock Option Plan dated May 27, 1998, and any amendments thereto, ("the SOP").

  D. In accordance with the EDCA, the 2/25/95 award to MK became fully vested as of 3/31/00 and a payment will be made to MK on 6/01/00 in the amount of $193,658.60, plus interest and less applicable deductions. Mirroring the SSUP, Mk has elected to receive a replacement award for the 2/25/95 award and all other EDCAs in a form which mirrors a replacement Option under the

SOP, and the Company has agreed to provide MK replacement awards for the vested and paid EDCAs in the form of Extraordinary Deferred Compensation Stock Appreciation Rights ("the SARs") which shall mirror replacement Options granted under the SOP.

  E. Except as provided herein, as used in this 2000 EDCA the capitalized terms shall be the same as those set forth in Section B of the SOP.

  F. MK, who is not a participant in the SOP, and whose normal retirement date was February 28, 1995, will receive SARs in accordance with the procedures used to issue replacement Options to participants in the SSUP who are to receive replacement Options instead of replacement Special Stock Unit awards. The deferred compensation amount from the SARs shall be equal to the spread between the issue price of the SARs and the exercise price when the SARs are vested and Participant notifies the Company in writing of his decision to exercise his SARs.

   G. The amount of the additional EDC contemplated under this Agreement will be translated into a hypothetical number of Options called SARs which will vest in accordance with the terms of the SOP as though the SARs were Options. Each SAR will be not less than one hundred percent (100%) of the Fair Market Value of the Company's Class A Common Stock as of the date such SARs are issued as determined in accordance with the SOP.

H. The SARs will vest in accordance with Section F of the SOP. The SARs will be exercised once MK notifies the Company in writing of his desire to cash in his SARs. Upon receipt of such notice the Company will, within thirty (30) days after receipt, pay to MK in cash an amount equal to the spread between the price at which the SARs were issued and the Fair Market Value on the day MK notifies the Company of his intent to exercise such SARs (the "Spread"), less any applicable tax withholdings.

I. The EDC for the SARs shall equal the Spread and will be paid in accordance with paragraph H. above.

         NOW, THEREFORE, in consideration of the promises and mutual agreements contained herein, the parties hereby agree as follows:

         1. MK agrees to continue to serve the Company and provide his specialized knowledge and unusual abilities with respect to the business and affairs of the Company.

         2. As MK has irrevocably elected to receive all future replacement awards stemming from the February 28, 1995 EDCA and all other EDCAs in the form of SARs, the Company hereby agrees to grant to MK such SARs, as a matter of separate inducement and not in lieu of any salary or other compensation for MK's services. Upon the exercise or expiration of SARs granted hereunder, MK will receive a new replacement SAR based on the original dollar value of the applicable EDCA. All SARs to be granted to MK will be listed with their value, number of SAR shares, exercise price and effective date as an Exhibit to this 2000 EDCA.

          3. As a replacement award for the February 28, 1995 EDCA, the Company shall grant to MK SARs based on a value of $551,975 as of June 1, 2000, in accordance with the terms and conditions set forth in the Plan.


         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of this 24th day of May, 2000.


_______________________                            By:__________________________
    Witness                                                   Melvin Kopp


                                                     Block Drug Company, Inc.


_______________________                          By:___________________________
    Witness                                                James Block
                                                      Chairman of the Board

EXHIBIT TO THE
EXTRAORDINARY DEFERRED COMPENSATION AGREEMENT #2
                        DATED THE 24TH DAY OF MAY, 2000 ("the 2000 EDCA")




Effective Date          # SAR Shares         Exercise Price      Original Value


June 1, 2000              19,891                  $27.75            $551,975






The above SARs are hereby granted to Melvin Kopp in accordance with and subject to the terms and conditions of the 2000 EDCA.


                                                     Block Drug Company, Inc.


_________________________                   By : _______________________________
      Witness                                             James Block
                                                      Chairman of the Board










Dated : June 1, 2000

                                   Exhibit 99

                             AUDIT COMMITTEE CHARTER


PURPOSE

         The primary purpose of the Audit Committee (the "Committee") is to assist the Board of Directors (the "Board") in fulfilling its responsibility to oversee management's conduct of the Company's financial reporting process.

         In discharging its oversight role, the Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities and personnel of the Company and the power to retain outside counsel, auditors or other experts for this purpose. The Board and the Committee are in place to represent the Company's shareholders; accordingly, the outside auditor is ultimately accountable to the Board and the Committee.

         The Committee shall review the adequacy of this Charter on an annual basis.

MEMBERSHIP

                  The Committee shall be comprised of not less than three members of the Board, and the Committee's composition will meet the requirements of the Audit Committee Policy of the National Association of Securities Dealers.

         Accordingly, all of the members will be directors:

                  1. Who have no relationship to the Company that may interfere with the exercise of their independence from management and the Company; and

                  2. Who are financially literate or who become financially literate within a reasonable period of time after appointment to the Committee. In addition, at least one member of the Committee will have accounting or related financial management expertise.

KEY RESPONSIBILITIES

                  The Committee's job is one of oversight and it recognizes that the Company's management is responsible for preparing the Company's financial statements and that the outside auditors are responsible for auditing those financial statements. Additionally, the Committee recognizes that financial management, including the internal audit staff, as well as the outside auditors, have more time, knowledge and more detailed information on the Company than do Committee members; consequently, in carrying out its oversight responsibilities, the Committee is not providing any expert or special assurance as to the Company's financial statements or any professional certification as to the outside auditors'
        work.


         The following functions shall be the common recurring activities of the Committee in carrying out its oversight function. These functions are set forth as a guide with the understanding that the Committee may diverge from this guide as appropriate given the circumstances.

         C The Committee shall review with management and the outside auditors the audited financial statements to be included in the Company's Annual Report on Form 10-K (or the Annual Report to Shareholders if distributed prior to the filing of Form 10-K) and review and consider with the outside auditors the matters required to be discussed by Statement of Auditing Standards ("SAS") No. 61 concerning the outside auditors' judgment about the quality, not just the acceptability, of the Company's accounting principles.

         C The Committee shall, as a whole or through the Committee Chair, review with the outside auditors the Company's interim financial results to be included in the Company's quarterly reports to be filed with Securities and Exchange Commission and the matters required to be discussed by SAS No. 61; this review will occur prior to the Company's filing of the Form 10-Q.

         C The Committee shall discuss with management and the outside auditors the quality and adequacy of the Company's internal controls.

         C The Committee shall:

                  C request from the outside auditors annually, a formal written statement delineating all relationships between the auditor and the Company consistent with Independence Standards Board Standard Number 1;

                  C discuss with the outside auditors any such disclosed relationships and their impact on the outside auditors' independence; and

                  C recommend that the Board take appropriate action to oversee the independence of the outside auditors.

         C The Committee, subject to any action that may be taken by the full Board, shall have the ultimate authority and responsibility to select (or nominate for shareholder approval), evaluate and, where appropriate, replace the outside auditors.