Form 10-Q
period 2000-06-30
BLOCK DRUG CO INC
filed 2000-08-14
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549
                              Form 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

    For the Three Months ended June 30, 2000 Commission File No. 0-6436

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


               (Class)                    (Outstanding at June 30, 2000)
       Common Stock - Class A                       14,538,000
       Common Stock - Class B                        8,671,000

                          BLOCK DRUG COMPANY, INC.

                            INDEX TO FORM 10-Q
                              JUNE 30, 2000



Part I.       Financial Information - Unaudited                       Page No.

              Consolidated Balance Sheets - June 30, 2000 and
              March 31, 2000                                             3

              Consolidated Statements of Income for the three
              months ended June 30, 2000 and 1999                        4

              Condensed Consolidated Statements of Comprehensive
              Income for the three months ended June 30, 2000 and 1999.  5

              Condensed Consolidated Statements of Cash Flows
              for the three months ended June 30, 2000 and 1999          6

              Notes to Consolidated Financial Statements                 7-10

              Management's Discussion and Analysis of
              Operating Results and Financial Condition                  10-15

Part II.      Other Information                                          16


ITEM 1:  FINANCIAL STATEMENTS

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                              (UNAUDITED)
ASSETS                                                                              JUNE 30,           MARCH 31,
                                                                                      2000               2000
                                                                                    --------           --------

Current Assets:
   Cash and cash equivalents...........................................        $   46,610,000      $  41,645,000
   Marketable securities...............................................            20,460,000         23,557,000
   Accounts receivable, less allowance of $9,494,000 at (6/30/00) and
     (3/31/00).........................................................           162,114,000        162,173,000
   Inventories ........................................................           148,201,000        144,740,000
   Other current assets................................................            52,293,000         44,213,000
                                                                                   ----------         ----------

       Total Current Assets............................................           429,678,000        416,328,000

   Property, plant and equipment, less accumulated
     depreciation of $139,098,000 (6/30/00)
     and $134,469,000 (3/31/00)........................................           225,113,000        229,156,000
   Long term securities................................................           277,059,000        259,705,000
   Goodwill and other intangible assets - net of amortization..........           254,505,000        260,424,000
   Other assets........................................................            10,490,000         11,318,000
                                                                                   ----------         ----------

       Total Assets....................................................        $1,196,845,000     $1,176,931,000
                                                                               ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:

   Notes and bonds payable.............................................       $   152,130,000   $    155,157,000
   Accounts payable & accrued expenses.................................           165,941,000        154,717,000
   Income taxes payable................................................            20,597,000         17,241,000
   Dividends payable...................................................             5,617,000          5,618,000
                                                                                    ---------          ---------

       Total Current Liabilities.......................................           344,285,000        332,733,000

   Notes and bonds payable.............................................           105,143,000        105,308,000
   Deferred income taxes...............................................            16,813,000         13,733,000
   Deferred compensation and other liabilities.........................            44,438,000         42,784,000
                                                                                   ----------         ----------

       Total Liabilities...............................................           510,679,000        494,558,000
                                                                                  -----------        -----------

Contingencies

Shareholders' Equity:

   Class A common stock, non-voting, par
      value $.10-20,000,000 shares authorized,
     14,538,000 shares issued and outstanding..........................             1,454,000          1,454,000
   Class B common stock par value $.10-
     40,000,000 shares authorized, 8,671,000
       shares issued and outstanding...................................               867,000            867,000
   Capital in excess of par value......................................           319,693,000        319,693,000
   Retained earnings...................................................           405,366,000        396,381,000
   Accumulated other comprehensive loss................................           (41,214,000)       (36,022,000)
                                                                                  -----------        -----------

     Total Shareholders' Equity........................................           686,166,000        682,373,000
                                                                                  -----------        -----------

     Total Liabilities & Shareholder's Equity..........................        $1,196,845,000     $1,176,931,000
                                                                               ==============     ==============


       See notes to consolidated financial statements.


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                                           (UNAUDITED)

                                                                                       THREE MONTHS ENDED

                                                                                            JUNE 30
                                                                                            -------

                                                                                  2000                 1999
                                                                                  ----                 ----
Revenues:

   Net sales...........................................................       $208,577,000        $193,955,000
   Interest, dividends and other income................................          6,677,000          11,651,000
                                                                                 ---------          ----------

                                                                               215,254,000         205,606,000
                                                                               -----------         -----------


Cost and Expenses:
   Cost of goods sold..................................................         69,559,000          67,367,000
   Selling, general and administrative.................................        122,331,000         116,698,000
   Interest expense....................................................          3,364,000           3,257,000
                                                                                 ---------           ---------

                                                                               195,254,000         187,322,000
                                                                               -----------         -----------


Income before taxes....................................................         20,000,000          18,284,000

   Provision for federal, foreign and state income taxes...............          5,400,000           5,137,000
                                                                                 ---------           ---------


Net Income.............................................................       $ 14,600,000        $ 13,147,000
                                                                              ============        ============

Average number of shares outstanding...................................         23,209,442          23,568,243 (1)
                                                                                ==========          ==========


Earnings per common share - basic and diluted..........................       $        .63        $        .56 (1)
                                                                              ============        ============

Cash dividends per share of Class A Common Stock...........................   $        .32        $      .3175

Cash dividends per share of Class B Common Stock...........................   $     .11125        $    .110625




(1) Restated to reflect 3% stock dividend declared October 1999.



     See notes to consolidated financial statements.


BLOCK DRUG COMPANY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                        (UNAUDITED)

                                                                                    THREE MONTHS ENDED

                                                                                         JUNE 30
                                                                                         -------

                                                                                 2000              1999
                                                                                 ----              ----


Net income    .........................................................  $  14,600,000        $ 13,147,000

Other comprehensive loss:
   Foreign currency translation adjustments *..........................     (4,967,000)        (15,350,000)
   Unrealized holding loss on marketable securities....................       (225,000)         (2,610,000)
                                                                              --------          ----------

Other comprehensive loss...............................................     (5,192,000)        (17,960,000)
                                                                            ----------         -----------

Comprehensive income/(loss)............................................  $   9,408,000         $(4,813,000)
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


BLOCK DRUG COMPANY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (UNAUDITED)

                                                                                    THREE MONTHS ENDED

                                                                                          JUNE 30
                                                                                          -------
                                                                                     2000            1999
                                                                                     ----            ----


CASH FLOW FROM CONTINUING OPERATING ACTIVITIES.........................         $  29,509,000    $ 1,516,000

CASH FLOW FROM INVESTING ACTIVITIES:

   Proceeds form Product divestiture...................................                     -     19,000,000
   Additions to Property, Plant and Equipment..........................            (4,672,000)    (8,848,000)
   Proceeds from Sales of long-term Securities.........................             6,704,000      6,439,000
   Purchase of long-term Securities....................................           (21,224,000)   (17,580,000)
   Decrease in Marketable Securities...................................                     -     12,812,000
   Payments for Products Acquired......................................              (131,000)    (3,493,000)
                                                                                     --------     ----------

Net Cash (Used in) Provided by Investing Activities....................          ( 19,323,000)     8,330,000
                                                                                 ------------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Dividends paid to Shareholders......................................            (5,615,000)    (5,527,000)
   Payments of Notes Payable...........................................                     -     (1,190,000)
   Increase (decrease) in short-term Debt..............................             1,264,000     (7,600,000)
                                                                                    ---------     ----------

Net Cash Used in Financing Activities..................................            (4,351,000)   (14,317,000)
                                                                                   ----------    -----------

Effect of Exchange Rates on Cash.......................................              (870,000)    (1,392,000)
                                                                                     --------     ----------

Increase (decrease) in Cash............................................             4,965,000     (5,863,000)

Cash, Beginning of Period..............................................            41,645,000     48,363,000
                                                                                   ----------     ----------

Cash, End of Period....................................................         $  46,610,000   $ 42,500,000
                                                                                =============   ============

SUPPLEMENTAL CASH FLOW DATA:

   Cash Paid during the Period:

     Interest..........................................................         $   2,074,300     $1,783,000
     Income taxes......................................................         $   5,666,000     $5,723,000


  See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements reflect all normal recurring adjustments, which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2000 Form 10-K.

2. Provision for certain expenses, including income taxes, media advertising, and consumer promotions, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying consolidated financial statements in proportion with estimated annual sales or annual tax rates or with the passage of time.

3. Inventories by major classes were as follows:

                                           June 30, 2000         March 31, 2000
                                           -------------         --------------

     Raw and packaging materials           $ 41,902,000           $ 41,845,000

     Finished goods                         106,299,000            102,895,000
                                            -----------            -----------

                                           $148,201,000           $144,740,000
                                           ============           ============

4. During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in 2000 it issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". These standards must be adopted by the Company by April 1, 2001. They require that all derivative financial instruments be recorded on consolidated balance sheets at fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transactions and the extent to which the hedge is effective in mitigating the exposure. Gains and losses on derivative instruments reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company is evaluating the impact, if any, of those statements on its fiscal 2002 financial position, results of operations and disclosures.

5. In April 2000, the Company acquired the Spectro TM line of over-the counter dermatology products for its Canadian subsidiary. The line includes soapless hand and face cleansers, an antifungal antiseptic cleanser and a skin barrier cream. The acquisition price was $8.8 million. Goodwill recorded in connection with this product acquisition amounted to $8.4 million. The financial effects of this acquisition will be reported in the Company's second fiscal quarter, consistent with the manner of reporting the Canadian subsidiary's result.

6. The Company's operations are managed as two divisions. The Americas Division includes markets in North and South America; the International Division includes Europe, Asia/Pacific, Africa and the Middle East.

                                                Three Months ended June 30,
                                                ---------------------------

                                          (2000)                      (1999)
                                          ------                      ------
                                                    (in thousands)
                                                    --------------
     Net Sales

       Americas                        $  97,971                     $  97,774

       International                     110,606                        96,181
                                         -------                        ------

       Total consolidated sales         $208,577                      $193,955
                                        ========                      ========

   Operating Income:

     Americas                          $   9,951                     $  10,968

     International                        18,701                        14,624
                                          ------                        ------

                                          28,652                        25,592

     General corporate expenses           (8,652)                       (7,308)
                                          ------                        ------

     Consolidated income before
     income taxes                     $   20,000                     $  18,284
                                      ==========                     =========

7. In the fourth quarter of fiscal 1997, the Company approved a program (the "Program") to consolidate its manufacturing operations by closing six of its twelve production facilities in various parts of the world. The facilities to be exited were located in Belgium, the United Kingdom, Australia, Canada, the U.S. and Argentina. Significant components of the Program involved the termination of approximately 450 manufacturing employees (23% of its manufacturing workforce), the cleanup, closing and sale of plants, and the physical disposition of inventory and equipment. During fiscal 2000, the Company completed the program. (See Note 13 to the March 31, 2000 consolidated financial statements.)

     The following table displays a rollforward of the liabilities for the manufacturing restructuring from inception to March 31, 2000:


           Original  Amounts             Amount                      Amount    Amount                         Amount
           Provision Utilized  Remaining Utilized          Remaining Utilized  Reversed  Ending   Amount      Reversed Remaining
           Fiscal    in Fiscal Balance   in Fiscal         Balance   in Fiscal in Fiscal Balance  Utilized    in Fiscal Balance
Type Cost  1997      1997      3-31-97   1998       Other  3-31-98   1999      1999      3-31-99* Fiscal 2000 2000      3-31-00 -
--------  --------- --------- --------- ---------  -----  --------- --------- --------- -------- ----------- --------- ---------

Employee   $15,454(a)   -      $15,454   ($7,516) ($3,300)  $4,638   ($2,637)  ($2,001)     -          -           -       -
severance
 and
related
costs

Plant       32,978(b)($24,468)   8,510      -      (8,510)      -         -        -        -          -           -       -
closing
 and
related
asset
write-offs

Re-engineer  7,184(c)  (7,184)     -        -          -        -         -        -        -          -           -       -

Contractual 16,834(d)  (5,042)  11,792    (7,500)  11,110   15,402      (562)   (5,640)   9,200      (623)      (8,577)    -
obligations ------     ------   ------    ------   ------   ------      ----    ------    -----      ----       ------  ------
and other
           $72,450   ($36,694) $35,756  ($15,016)   ($700) $20,040   ($3,199)  ($7,641)  $9,200     ($623)     ($8,577)    -
           =======   ========  =======  ========    =====  =======   =======   =======   ======     =====      ======= ======

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

8.   Earning Per Share:

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and dilutive common stock equivalents of 104,821. The difference,if any,between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due primarily to the dilutive effect of outstanding stock options. Stock options for 234,229 shares were not included in the computation of diluted earnings per share for the quarter ended
June 30, 2000 because the exercise prices were greater than the average market price of the common stock.

9.   Legal Proceedings:

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results

Consolidated Sales:

Consolidated worldwide sales for the first quarter ended June 30, 2000 were $208.6 million, 7.5% higher compared to prior year first quarter sales of $194 million. Excluding the effects of the stronger US dollar, consolidated sales were $214 million, up by 10.3% compared to prior year first quarter sales of $194 million. (Coupon expense, rebates and discounts have been reclassified from Selling, General and Administrative and netted against sales in accordance with EITF00-14, "Accounting for Coupons, Rebates and Discounts.") The Company's operations are divided into two divisions: the Americas Division includes markets in North and South America; the International Division includes Europe, Asia/Pacific, Africa and the Middle East.

Sales by Division:

                                       Three Months ended June 30,
                                       ---------------------------

                             2000                1999            Percent Change
                             ----                ----            --------------

Americas Division          $ 97,971             $ 97,774             0.2%

International Division      110,606               96,181            15.0%
                            -------               ------

                           $208,577             $193,955             7.5%
                           ========             ========

Americas Division:

Americas Division sales of $98 million for the first quarter ended June 30, 2000 were even compared to prior year first quarter sales. US sales were lower by 3.3% primarily due to reduced sales of Denture Cleansers and BC and Goody's, Headache Powders. Partially offsetting these sales declines, Sensodyne reported strong sales growth of 8.7% in the first quarter primarily due to the restage of its Tartar Control brand to include Whitening.

Canadian sales for the first quarter were even compared to prior year first quarter sales. Sensodyne toothpaste and denture care products reported strong sales for the first quarter, while R&C Shampoo and Kwellada, pediculicides, and Beano and Phazyme, the anti-flatulent products, reported lower sales.

In Brazil, business was up 59% for the quarter primarily due to strong performance of Sensodyne, Corega and Parodontax. In Mexico, sales were up 29% due to strong marketing support behind key brands. In Argentina, and Colombia sales were negatively impacted by the economic recession and currency weakness, respectively.

International Division:

Total International sales increased 15% for the first quarter ended June 30, 2000. Excluding the effects of a stronger US dollar sales increased 21.6%. European sales were up 10% and the Asia/Pacific Group reported strong sales growth of 38%.

The European sales increase was due to the following:

In Germany, sales increased 35% primarily due to strong performance by core denture and oral care products. The recent depilatory and mouthwash acquisitions also contributed to the sales growth. In Austria, sales growth was lead by Sensodyne Whitening and the successful line extension of Corega Dental White cleanser.

A stronger US dollar was the main factor for 1% sales growth in France. In local currency sales were up 16% primarily due to the Sensodyne and Polident brands. In Italy, sales were down reflecting soft sales in the pharmacy channel. Toothpaste sales were up due to the launch of Sensodyne Vitamin Complex and the excellent performance of Sensodyne Whitening.

UK sales were up 10% primarily due to strong performance of Sensodyne, Poli-Grip, Nytol and Piriton brands. Sales in Spain grew 12% partially due to the positive sales of Marie Yvonne depilatory.

Total Asia/Pacific Group reported sales increases of 38% for the first quarter, reflecting positive performance in Japan and Australia Export markets. In Japan, sales grew 35% primarily due to a stronger Yen.

Other Income and Operating Expenses:

Interest, dividends and other income of $6.7 million decreased by about 43% compared to the first quarter of the prior year income of $11.7 million. The decrease is primarily because the prior year income included a foreign currency swap gain of $5 million in Brazil.

The cost of goods sold percentage to sales was 33.3 % and 34.7 % for the first quarter of the current and prior year, respectively. The cost of goods sold for the Americas Division was 35.7 % for the first quarter ended June 30, 2000 compared to 37.6 % for the prior year period. The cost of goods sold for the International Division was 31.3 % for the first quarter ended June 30, 2000 compared to 31.8 % for the prior year period. These improved percentages reflect improved manufacturing operations and mix of products sold, in addition to selective price increases. (Freight and shipping costs have been reclassified from Selling, General and Administrative to Cost of Goods in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs ").

Selling, general and administrative expenses represented 58.7 % and 60.2 % of sales for the first quarter of current year and prior year, respectively. The major portion is related to advertising and promotional activities. These expenses reflect major spending programs to meet significant competition and to build brand equities.The reduction as a percentage of sales in the first quarter of fiscal 2001 is due to lower General and Administrative spending as a percentage of sales versus prior year period.

Interest expense of $3.4 million for the first quarter of the current year was flat compared to $3.3 million for the prior year period.

The Company's interest rate exposures result from financing activity in the form of short and long-term variable rate debt and from investments in long-term fixed rate securities. The Company uses interest rate cap and swap agreements to manage the exposures resulting from variable rate debt. The notional amount of such agreements at June 30, 2000 was $100,000,000 and Euro 100,000,000 (equivalent to $95,600,000). Investments in long-term fixed income securities are typically held to maturity, and fluctuations in their market value, which are included in Other Comprehensive Income, are not hedged.

The Company's foreign exchange exposures derive primarily from the activities of its foreign subsidiaries and affiliates which sell products to customers generating receivable balances both in their own and other currencies. Certain subsidiaries, principally manufacturing locations in the United Kingdom, Ireland and Brazil, also incur significant costs denominated in currencies other than their functional currency. Additionally, the Company is exposed to the risk that the results of operations of its foreign affiliates may translate to lower than expected net income for inclusion in the Company's consolidated results.

Interest rate cap and swap agreements and foreign currency options are the only types of derivatives used by the Company for risk management. The costs and benefits derived from the interest rate caps are taken into income over the term of the agreements, to the extent the notional value of such agreements corresponds to variable rate loan balances. Costs associated with notional amounts in excess of loan balances are expensed in the period during which the excess occurs and contracts are marked to market and the change in market value is included in period results. No benefits were derived from interest rate cap agreements during fiscal 2000 or 2001 but the Euro caps were slightly in-the-money at the latest reset date and will produce some benefits during fiscal 2001. The Company's Canadian subsidiary completed 7 year variable rate acquisition financing in the amount of CAD 12,500,000 during the quarter. This loan, which requires equal quarterly principal amortization payments, was swapped to a fixed rate of 6.25%.

The Company manages its most significant foreign currency exposures, principally inventory purchases, by purchasing average rate currency options that protect against the fiscal year average value of each currency declining more than an acceptable amount from the average from the prior year. Put options acquired during fiscal 2001 were combined in zero cost collar structures such that they were paid for with the proceeds of sale of call options that obligate the Company to pay counter parties in the event that the foreign currency strengthens against the U.S. dollar by more than a pre-determined amount. Currencies that are highly correlated to the U.S. dollar and those to which the Company has a modest exposure are not hedged. Affiliates whose functional currencies are illiquid or have high interest rates (and therefore high hedging cost) do not hedge with options, but may instead maintain significant cash balances in U.S. dollars. Thus, if the affiliate's functional currency declines in value against the U.S. dollar, the value (in the unit's functional currency) of this U.S. dollar cash balance increases producing incremental income and thereby offsetting the declining value of the affiliate's results included in the Company's consolidated net income.

The cost of foreign currency options whose notional amount corresponds to trading activity of the subsidiary owning the options is expensed over the period to which they relate. Costs relating to additional notional amounts are expensed during the period in which the options are acquired. Any benefits, to the extent the options are deemed effective hedges, are treated as an adjustment to the related costs of inventory purchased.

Consolidated operating income increased 12 % for the first quarter ended June 30, 2000. Americas Division operating income decreased 9.3 % and International Division operating income increased 27.9 %. The decrease in the Americas
Division was due to flat sales and increased advertising and promotional expenses to meet significant competition in the US. It was partially offset by a strong sales growth in Latin America. The growth in the International Division was primarily due to strong sales growth supported by newly acquired products, stronger Yen , improving economic conditions and improved gross margins along with a reduction in S,G&A.

Due to the above factors, income before income taxes was 9.6 % of sales during the first quarter ended June 30, 2000 as compared to 9.4 % during the prior year period.

The effective income tax rate of 27 % for the first quarter ended June 30, 2000 compared to 28 % for the prior year period reflect tax exempt interest from government securities and income from the lower tax areas of Puerto Rico and Ireland.

In February 1997, the Company announced the consolidation of its manufacturing operations by planning to close six of its twelve production facilities in various parts of the world over a two year period. The worldwide manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72.5 million ( $55.7 million net of tax), or $2.60 per share after taxes in fiscal 1997. As of March 31, 2000, the Company has completed the program. (See Note 7).

On June 6th, 2000 Block announced that it had hired Goldman Sachs to assist the Company in a review of its strategic options. That review is still ongoing and, as was disclosed at the time of the original announcement, is expected to take several months to complete.

Subsequent Event:

In April 2000, the Company acquired the Spectro line of over-the counter dermatology products for its Canadian subsidiary. The line includes soapless hand and face cleansers, an antifungal antiseptic cleanser and a skin barrier cream. The financial effects of this acquisition will be reported in the Company's second financial quarter, consistent with the manner of reporting the Canadian subsidiary's results.

Euro Currency Adoption:

As a result of the European Economic and Monetary Union, a single currency (the "Euro"), will replace the national currencies of many of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies were fixed as of January 1, 1999 with the participating national currencies scheduled to be removed from circulation between January 1, and June 30, 2002, and replaced by Euro notes and coinage. During the transition period from January 1, 1999, through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts or wire transfers denominated in Euros or the participating country's national currency. We do not expect the Euro conversion to have a material negative impact on operations in fiscal 2001. All affiliates can operate within the Euro market. We are continuing to upgrade our computer systems to operate more efficiently within the Euro market in fiscal 2001.

Financial Condition:

Cash increased in the current quarter ended June 30, 2000 from the year-ended March 31, 2000 by $5 million. The increase resulted primarily from increases in accounts payable and taxes payable, partially offset by increases in other current assets and inventories. The increased operating cash flows were utilized to fund the purchase of marketable securities, purchases of manufacturing equipment and computers and the payment of dividends to shareholders.

In the prior year first quarter ended June 30, 1999 cash decreased by $6 million. The decrease resulted primarily from an increase in inventories, and other current assets, partially offset by the proceeds from the divestiture of Lava soap. The proceeds from the divestiture were utilized primarily to reduce short-term debt, to fund acquisitions and purchases of manufacturing equipment and computers.

New Accounting Standards:

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in 2000 it issued SFAS No. 138,
"Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133", These standards must be adopted by the Company by April 1, 2001. They require that all derivative financial instruments be recorded on consolidated balance sheets at fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transactions and the extent to which the hedge is effective in mitigating the exposure. Gains and losses on derivative instruments reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company is evaluating the impact, if any, of those statements on its fiscal 2002 financial position, results of operations and disclosures.

Forward Looking Statements

Certain statements in this document and elsewhere by management of the Company that are neither reported financial results nor other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial operating results, strategies, future plans, contingencies and contemplated transactions of the Company. Such forward- looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of Company operations, or the performance or achievement of the Company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition, to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, competitive pricing for the Company's products; the success of new initiatives, acquisitions and ongoing cost reduction efforts; changes in raw materials, energy and other costs; unanticipated manufacturing disruptions; fluctuations in demand and changes in production capacities; changes to economic growth in the U.S. and international economies, especially in Asia and Brazil; stability of financial markets; governmental policies and regulations, including but not limited to those affecting the environment and the tobacco industry; restrictions on trade; interest rates and currency movements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK:

Refer to the market risk and sensitivity analysis in the Management's Discussion and Analysis section of the Company's 2000 Annual Report and Form 10-K.

                            PART II. OTHER INFORMATION


Item 1.    Legal Proceedings:

           The Company is involved in various routine ligation incidental to its continuing and discontinued operations. While the significance of these matters cannot be fully assessed at this time, management, on advise of counsel, does not believe than any liability that may arise from these proceedings will have a material adverse impact on the Company's consolidated financial position, results of operations of liquidity.

Item 6.    Exhibits and Reports on Form 8K

           (a) The exhibits filed as part of this report are listed below:

                           Exhibit No.                      Description
                           ------------                     -----------
                               27                    Financial Data Schedule

           (b)  Reports on Form 8K

                There were no reports on Form 8K for the three months ended June 30, 2000.



                                   Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BLOCK DRUG COMPANY, INC.
                                  (Registrant)









August 14, 2000                             PETER ANDERSON
---------------                             ---------------------------------
DATE                                        Peter Anderson
                                            Senior Vice President &
                                            Chief Financial Officer