Form 10-Q
period 2000-09-30
BLOCK DRUG CO INC
filed 2000-11-14
CIK 12654

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549
                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Three Months ended September 30, 2000 Commission File No. 0-6436

                            BLOCK DRUG COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          New Jersey                                  22-1375645
(STATE OR OTHER JURISDICTION OF
 INCORPORATION OR ORGANIZATION)            (I.R.S. Employer Identification No.)

 257 Cornelison Avenue, Jersey City, New Jersey       07302-9988
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (201) 434-3000



Indicate by check mark whether Registrant (1) has filed all Commission reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant is required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.            Yes x       No
                                                 ---         ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the close of the period covered by this report.



             (CLASS)                  (OUTSTANDING AT SEPTEMBER 30, 2000)
      Common Stock - Class A                       14,542,000
      Common Stock - Class B                       8,671,000

                            BLOCK DRUG COMPANY, INC.

                               INDEX TO FORM 10-Q
                               SEPTEMBER 30, 2000



Part I.       Financial Information - Unaudited                        Page No.

              Consolidated Balance Sheets - September 30, 2000
              and March 31, 2000                                          3

              Consolidated Statements of Income for the three and six
              months ended September 30, 2000 and 1999                    4

              Consolidated Statements of Comprehensive
              Income for the three and six months ended
              September 30, 2000 and 1999.                                5

              Condensed Consolidated Statements of Cash Flows
              for the six months ended September 30, 2000 and 1999        6

              Notes to Consolidated Financial Statements                  7-10

              Management's Discussion and Analysis of
              Operating Results and Financial Condition                   11-17

Part II.      Other Information                                           18


ITEM 1:  FINANCIAL STATEMENTS

BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                           (UNAUDITED)

ASSETS                                                                       September 30, 2000    March 31, 2000
                                                                             ------------------    --------------
Current Assets:
   Cash and cash equivalents...........................................        $   53,249,000      $  41,645,000
   Marketable securities at market.....................................             8,954,000         23,557,000
   Accounts receivable, less allowance of $8,530,000 at (09/30/00) and
     $9,494,000 (03/31/00).............................................           161,130,000        162,173,000
   Inventories:                                                                   146,426,000        144,740,000
   Other current assets................................................            56,165,000         44,213,000
                                                                            ----------------- ------------------

       Total Current Assets............................................           425,924,000        416,328,000

   Property, plant and equipment, less accumulated
     depreciation of $144,169,000 (9/30/00)
     and $134,469,000 (3/31/00)........................................           221,236,000        229,156,000
   Long-term securities................................................           308,939,000        259,705,000
   Goodwill and other intangible assets - net of amortization..........           259,625,000        260,424,000
   Other assets........................................................            10,464,000         11,318,000
                                                                           ------------------ ------------------

       Total Assets....................................................        $1,226,188,000     $1,176,931,000
                                                                               ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities:

   Notes and bonds payable.............................................       $   171,440,000   $    155,157,000
   Accounts payable & accrued expenses.................................           165,770,000        154,717,000
   Income taxes payable................................................            20,064,000         17,241,000
   Dividends payable...................................................             5,618,000          5,618,000
                                                                           -------------------------------------

       Total Current Liabilities.......................................           362,892,000        332,733,000

   Notes and bonds payable.............................................           102,906,000        105,308,000
   Deferred compensation and other liabilities.........................            45,700,000         42,784,000
   Deferred income tax.................................................            21,088,000         13,733,000
                                                                             ----------------  -----------------

       Total Liabilities...............................................           532,586,000        494,558,000
                                                                              ---------------   ----------------

Shareholders' Equity:

   Class A common stock, non-voting, par
     value $.10-20,000,000 shares authorized,
     14,542,000 (09/30/2000) and 14,538,000 (3/31/00)
     shares issued and outstanding.....................................             1,454,000          1,454,000
   Class B common stock par value $.10-
     40,000,000 shares authorized, 8,671,000 (09/30/2000) and (03/31/2000)
     shares issued and outstanding...................................                 867,000            867,000
   Capital in excess of par value......................................           319,824,000        319,693,000
   Retained earnings...................................................           415,089,000        396,381,000
   Accumulated other comprehensive loss................................           (43,632,000)       (36,022,000)
                                                                             -----------------   ----------------

     Total Shareholders' Equity........................................           693,602,000        682,373,000
                                                                             ----------------    ----------------

     Total Liabilities & Shareholder's Equity..........................        $1,226,188,000     $1,176,931,000


       See notes to consolidated financial statements.


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                  (UNAUDITED)

                                      THREE MONTHS ENDED                            SIX MONTHS ENDED

                                           SEPTEMBER 30,                                SEPTEMBER 30,

                                      2000                     1999               2000                  1999
                                 ---------------        ----------------   -------------------   ------------------
Revenues:

Net sales...................    $215,165,000             $205,475,000       $423,742,000          $399,430,000
Interest, dividends
   and other income.........       7,151,000                7,077,000         13,828,000            18,728,000
                              --------------           --------------       ------------         -------------
                                 222,316,000              212,552,000        437,570,000           418,158,000
                                ------------             ------------        -----------          ------------

Cost and expenses:

Cost of goods sold..........      76,183,000               74,053,000        145,742,000           141,420,000
Selling, general and
   administrative...........     118,533,000              116,579,000        240,864,000           233,277,000
Transaction costs...........       2,500,000                        -          2,500,000                     -
Interest expense............       3,747,000                3,585,000          7,111,000             6,842,000
                               -------------           --------------      -------------        --------------
                                 200,963,000              194,217,000        396,217,000           381,539,000
                                 -----------             ------------        -----------          ------------

Income before income taxes..      21,353,000               18,335,000         41,353,000            36,619,000

Income taxes................       6,013,000                4,457,000         11,413,000             9,594,000
                                ------------           --------------      -------------         -------------

Net income..................     $15,340,000              $13,878,000        $29,940,000           $27,025,000
                                 ===========             ============       ============          ============

Average number of
   shares outstanding.......      23,210,613               23,578,505(1)      23,210,027            23,573,373(1)
                                ============          ===============     ==============         =============

Earnings per common share -
   basic and diluted........ $       0.66        $              0.59(1)$            1.29       $          1.15(1)

Cash dividends per share
   Class A.................. $        .32        $               .3175 $            0.64       $          0.635
   Class B.................. $        .11125     $               .110625$           0.2225     $          0.221




(1)  Restated to reflect 3% stock dividend declared in October 1999.

                 See notes to consolidated financial statements


BLOCK DRUG COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                    (UNAUDITED)

                                            THREE MONTHS ENDED                        SIX MONTHS ENDED

                                               SEPTEMBER 30,                            SEPTEMBER 30,

                                         2000               1999                 2000                  1999
                                   ---------------    ---------------       ---------------       ---------------

Net income..................        $15,340,000        $13,878,000           $29,940,000           $27,025,000
                                    -----------        -----------           -----------           -----------

Other comprehensive (loss) income:

Foreign currency
   translation adjustment *.         (5,372,000)        (4,200,000)          (10,339,000)          (19,550,000)

Unrealized holding gains (losses)
   on marketable
   securities, net of taxes.          2,954,000         (1,051,000)            2,729,000           ( 3,661,000)
                                  -------------       ------------         -------------           ------------

Other comprehensive loss....         (2,418,000)        (5,251,000)           (7,610,000)          (23,211,000)
                                   -------------       -----------         -------------          -------------

Comprehensive income .......         $12,922,000       $ 8,627,000           $22,330,000          $  3,814,000
                                   =============       ===========         =============          ============

   * The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.



                 See notes to consolidated financial statements

BLOCK DRUG COMPANY INC. & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (UNAUDITED)

                                                         SIX MONTHS ENDED

                                                           SEPTEMBER 30,

                                                         2000          1999
                                                     ------------  ------------


CASH FLOW FROM CONTINUING OPERATING ACTIVITIES...    $ 57,161,000   $43,980,000
                                                     ------------   -----------

CASH FLOW FROM INVESTING ACTIVITIES:

   Proceeds from Product divestiture...............          -       19,000,000
   Additions to Property, Plant and Equipment......    (8,303,000)  (17,293,000)
   Proceeds from Sales of Assets...................          -        1,343,000
   Proceeds from Sales of long-term Securities.....     9,501,000    18,683,000
   Purchase of long-term Securities................   (55,503,000)  (32,137,000)
   Decrease in Marketable Securities...............    14,500,000    18,098,000
   Payments for Products Acquired..................    (8,679,000)  (50,586,000)
                                                     ------------    -----------

Net Cash Used in Investing Activities...............  (48,484,000)  (42,892,000)
                                                     ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Dividends paid to Shareholders...................  (11,233,000)  (11,054,000)
   Excercised Stock Options.........................      131,000          -
   Decrease in Long-Term Debt.......................   (2,235,000)   (2,660,000)
   Increase in Short-Term Debt......................   22,231,000    36,573,000
                                                     ------------    -----------

Net Cash Provided by Financing Activities...........    8,894,000    22,859,000
                                                     ------------    -----------

Effect of Exchange Rate Changes on Cash and
  Cash Equivalents..................................   (5,967,000)   (3,005,000)
                                                     ------------    -----------

Increase in Cash and Cash Equivalents...............   11,604,000    20,942,000

Cash and Cash Equivalents, Beginning of Period......   41,645,000    48,363,000
                                                     ------------    -----------

Cash and Cash Equivalents, End of Period............ $ 53,249,000  $ 69,305,000
                                                     ============  =============

SUPPLEMENTAL CASH FLOW DATA:

   Cash Paid during the Year:

     Interest....................................... $  7,283,000  $  6,819,000
     Income taxes................................... $  9,348,600  $ 10,743,000


                 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements reflect all normal recurring adjustments, which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The accompanying consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2000 Form 10-K, Form 8-K filed on October 10, 2000 and Form 14-D filed on October 19, 2000.

2. Provision for certain expenses, including income taxes, media advertising, and consumer promotions, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying consolidated financial statements in proportion with estimated annual sales or annual tax rates or with the passage of time.

3. Inventories by major classes were as follows:


                                        September 30, 2000       March 31, 2000
                                        ------------------       --------------
                                           (Unaudited)

     Raw and packaging materials          $ 38,991,000           $ 41,845,000

     Finished goods                        107,435,000            102,895,000
                                          ------------          -------------

                                          $146,426,000           $144,740,000
                                          ============           ============

4. During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in 2000 it issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". These standards must be adopted by the Company by April 1, 2001. They require that all derivative financial instruments be recorded on consolidated balance sheets at fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transactions and the extent to which the hedge is effective in mitigating the exposure. Gains and losses on derivative instruments reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company is evaluating the impact, if any, of those standards on its fiscal 2002 financial position, results of operations and disclosures.

5. In April 2000, the Company acquired the Spectro(TM) line of over-the counter dermatology products for its Canadian subsidiary. The line includes soapless hand and face cleansers, an antifungal antiseptic cleanser and a skin barrier cream. The acquisition price was $8.7 million. Goodwill recorded in connection with this product acquisition amounted to $8.4 million.

6. The Company's operations are managed as two divisions. The Americas Division includes markets in North and South America; the International Division includes Europe, Asia/Pacific, Africa and the Middle East.


                                                Six Months ended September 30,

                                                 2000                 1999
                                                 ----                 ----
                                                       (in thousands)
                                                       --------------
     Net Sales

       Americas                               $201,809              $197,890

       International                           221,933               201,540
                                              --------             ---------

       Total consolidated net sales           $423,742              $399,430
                                              ========              ========

   Operating Income:

     Americas                                $  21,678              $  23,359

     International                              35,749                 28,356
                                            ----------             ----------

     Consolidated operating income              57,427                 51,715

     General corporate expenses                (16,074)               (15,096)
                                            -----------            ----------

     Consolidated income before income taxes $  41,353              $  36,619
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

      The following table displays a rollforward of the liabilities for the manufacturing restructuring from inception to March 31, 2000:

           Original  Amounts             Amount                     Amount    Amount                         Amount
           Provision Utilized  Remaining Utilized         Remaining Utilized  Reversed  Ending   Amount      Reversed  Remaining
           Fiscal    in Fiscal Balance   in Fiscal        Balance   in Fiscal in Fiscal Balance  Utilized    in Fiscal Balance
Type Cost  1997      1997      3-31-97   1998      Other  3-31-98   1999      1999      3-31-99* Fiscal 2000 2000      3-31-00
Employee   $15,454(a)    -     $15,454 ($7,516)  ($3,300) $ 4,638   ($2,637) ($2,001)      -         -          -         -
severance
 and
related
costs

Plant       32,978(b)($24,468)   8,510      -     (8,510)      -        -       -          -         -          -         -
closing
 and
related
asset
write-offs

Re-engineer  7,184(c)  (7,184)     -        -        -         -        -       -          -         -          -         -

Contractual 16,834(d)  (5,042)  11,792  (7,500)   11,110   15,402      (562)  (5,640)   $9,200    ($623)    ($8,577)      -
obligations ------     -------  ------  ------    ------   ------     ------  -------   ------    ------    --------    ----
and other
           $72,450  ($36,694)  $35,756($15,016)  (  $700) $20,040   ($3,199) ($7,641)   $9,200    ($623)    ($8,577)      -
           =======  =========  ======= ========   ======  =======    =======  ======    ======    ======    ========    ====

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

8.   Earning Per Share:

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and dilutive common stock equivalents of 88,815 and 64,126 for the quarter and six months ended September 30, 2000, respectively. The difference, if any, between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due primarily to the dilutive effect of outstanding stock options. Stock options for 156,588 and 168,035 for the quarter and six months ended September 30, 2000, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

9.   Transaction Costs:

     On June 6th, 2000, the Company announced that it had retained Goldman Sachs to assist the Company in a review of its strategic options. On October 9, 2000, SmithKline Beecham (SB) and the Company announced an agreement for SB to acquire the Company for $1.24 billion or $53.00 per share. Completion of the transaction is subject to regulatory clearance, both in the US and Europe. Expenses relating to this transaction total $2.5 million to date. These expenses are classified as Transaction costs in the income statement. The Company filed Form 8-K and Form 14D on October 10, 2000 and October 19, 2000, respectively.

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

11.  Subsequent Event:

     On November 7, 2000, the Company exercised its option to purchase the Balmex brand diaper rash ointment from Macsil, Inc. with a final payment of $3.5 million. The total purchase price was $5.5 million and was recorded as goodwill.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF OPERATING RESULTS AND FINANCIAL CONDITION

Operating Results:

Consolidated Sales:

Consolidated worldwide net sales for the second quarter ended September 30, 2000 were $215.2 million, up by 4.7 % compared to prior year second quarter sales of $205.5 million. Excluding the effects of the stronger US dollar, consolidated sales were $223.4 million, up by 8.7 % compared to prior year second quarter sales of $205.5 million. In accordance with EITF 00-14 "Accounting for Coupons, Rebates and Discounts", coupon expense has been reclassified from Selling, General and Administrative and netted against Sales.

For the six month period, consolidated worldwide net sales were $423.7 million, an increase of 6.1% over the prior year six months results of $399.4 million. Excluding the effects of the stronger US dollar, consolidated sales were $437.4 million, 9.5% higher than the comparable prior year periods results of $399.4 million.

The Companys operations are divided into two divisions: The Americas Division includes markets in North and South America; the International Division includes Europe, Asia/ Pacific, Africa and the Middle East.

SECOND QUARTER SALES BY DIVISION:

                                              Three Months ended September 30,
                                                                       Percent
                                           2000          1999          Change
                                           ----          ----          -------

Americas Division                      $103,837       $100,116           3.7%

International Division                  111,328        105,359           5.7%
                                       --------       --------

                                       $215,165       $205,475           4.7%
                                       ========       ========
Americas Division:

Americas Division net sales of $103.8 million for the second quarter ended September 30, 2000 were up by 3.7 % compared to the prior year second quarter sales of $100.1 million. US sales were up 1.1 % primarily due to continued growth of Sensodyne toothpaste and Balmex diaper rash ointments which was partially offset by lower sales of Denture Cleansers. Sensodyne reported steady sales growth of 8.3 % for the second quarter. Beano Anti-Gas increased 13.4% in the second quarter.

Canadian sales for the second quarter increased 17% compared to prior year second quarter sales. Sensodyne toothpaste reported 32% sales growth. Polident also had a strong second quarter, whereas Poli-Grip sales declined during the second quarter.

In Brazil, net sales were up 25% for the second quarter, primarily due to the strong performance of Sensodyne, Parodontax toothpastes and Silidron anti-gas. In Mexico, sales were up 33% due to strong marketing support behind key brands and a strong local currency.

International Division:

Total International net sales increased 5.7 % for the second quarter ended September 30, 2000. Excluding the effects of a stronger US dollar, sales increased 12.6%.

The Asia Group reported strong sales growth of 68%, reflecting strong performance in Japan, Australia Export markets and Korea. Japan net sales increased 80% for the second quarter, attributable to ongoing core business growth buoyed by the strong Yen. In Korea, Parodontax reported continued sales growth despite the difficult economic climate.

The UK Group reported a sales increase of 7% for the second quarter, primarily due to growth of the Sensodyne, Poli-Grip, Setlers and Piriton brands.

Continental group sales were down 11% in U.S. dollars. However, sales in Euros were up 1% compared to last year. In Holland, sales were up 13% for the second quarter, reflecting continued growth for both Sensodyne and Parodontax toothpastes. In Germany, France and Italy, sales were lower by 22%, 6% and 5%, respectively, primarily due to the soft Euro currency.

SIX MONTHS SALES BY DIVISION:
                                             Six Months ended September 30,

                                                                       Percent
                                           2000          1999          Change
                                           ----          ----          ------


Americas Division                        $201,809      $197,890          2.0%

International Division                    221,933       201,540         10.1%
                                         --------      --------

                                         $423,742      $399,430          6.1%
                                         ========      ========

Americas Division:

Americas Division net sales of $201.8 million for the six months ended September 30, 2000 were up by 2.0 % compared to the prior year six months sales of $197.9 million. US sales were up by 1.1%. The oral health care products, led by Sensodyne, continued to show favorable growth while the consumer products registered a decline largely attributable to weakness of Denture Cleanser brands. Balmex reported a 22 % sales increase for the six month period.
Sensodyne continued its steady sales growth of 8.5%, while sales of Beano Anti-Gas increased 18.5% for the six month period. Canadian sales for the six month period increased 9% compared to prior year six months sales primarily due to favorable performance by the Sensodyne Toothpaste, Polident and Pediculicide brands.

In Brazil, net sales were up 40% for the six month period primarily due to the successful geographical expansion program increasing our distribution throughout the country, as well as strong performance by key brands Sensodyne, Parodontax and Silidron. In Mexico, sales were up 31% due to strong marketing support behind key brands and a strong local currency.

International Division:

Total  International  net  sales  increased  10.1 % for  the  six  months  ended
September 30, 2000. Excluding the effects of a stronger US dollar, sales increased 16.9 %.

The Asia Group reported sales growth of 53%, reflecting strong performance in Japan, Australia Export markets and Korea. Japan sales increased 58% for the six months ended September 30, 2000, attributable to ongoing core business growth, a stronger Yen and improving economic conditions. Denture adhesive brands reported strong growth. Poli-Grip Flavor Free reported sales growth of 43%. In Korea, Parodontax reported strong sales growth despite a difficult economic climate.

The UK Group reported a sales increase of 8% for the first half of the year primarily due to increased sales of the Sensodyne, Poli-Grip, Setlers and Piriton brands. Spain continued to post strong sales growth of 26%, partially due to incremental volume from the newly acquired Marie Yvonne depilatory brand.

Continental group reported sales for the six month period were down 1% in U.S. dollars. However, sales in Euros for the six month period were up 12% led by strong gains in Germany, Austria, France, Holland and Belgium. On a U.S. dollar basis, in Holland sales were up 6% for the six month period primarily due to sales growth of Sensodyne and Parodontax. In Germany, sales increased 2%, whereas in France and Italy sales decreased 2% and 10%, respectively. The soft Euro offset local currency growth in most markets.

Other Income and Operating Expenses:

Interest, dividends and other income of $13.8 million for the six months ended September 30, 2000 decreased by 26.2% compared to prior year period income of $18.7 million. The decrease is primarily a result of the prior year income including a foreign currency swap gain of $5 million in Brazil.

The cost of goods sold percentage to sales was 34.4 % and 35.4 % for the first half of the current and prior fiscal year. The cost of goods sold for the Americas Division was 37.3 % for the six months compared to 35.6 % for the prior year period. The cost of goods sold for the International Division was 31.7 % for the six months compared to 35.2 % for the prior year period.

The US cost of goods as a percentage of sales was up 1% primarily due to mix of products sold. In Canada and Latin America the cost of goods sold increased due to a stronger US dollar and mix of products sold,respectively. In the International Division the cost of goods as a percentage of sales were lower primarily due to selective price increases and favorable mix of products sold. (Freight and shipping costs have been reclassified from Selling, General and Administrative to Cost of Goods in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs").

Selling, general and administrative expenses represented 56.8 % and 58.4 % of sales for the six months of the current and prior fiscal year, respectively. The major portion is related to advertising and promotional activities. These expenses reflect major spending programs to meet significant competition and to build brand equities. The reduction as a percentage of sales for the first half of fiscal 2001 is due to lower general and administrative spending as a percentage of sales versus prior year period.

Interest expense was $7.1 million and $6.8 million for the first half of the current and prior fiscal year, respectively.

The Company's interest rate exposures result from financing activity in the form of short and long-term variable rate debt and from investments in long-term fixed rate securities. The Company uses interest rate cap and swap agreements to manage the exposures resulting from variable rate debt. The notional amount of such interest rate caps at September 30, 2000 was $100,000,000 and Euro 100,000,000 (equivalent to $88,200,000). Notional amount of floating and fixed interest rate swaps were 12,500,000 Canadian dollars (equivalent to $8,325,000), and 4,650,000 Deutsche marks (equivalent to $2,097,000). Investments in long-term fixed income securities are typically held to maturity, and fluctuations in their market value, which are included in Other Comprehensive Income, are not hedged.

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

Interest rate cap and swap agreements and foreign currency options are the only types of derivatives used by the Company for risk management. The costs and benefits derived from the interest rate caps are taken into income over the term of the agreements, to the extent the notional value of such agreements corresponds to variable rate loan balances. Costs associated with notional amounts in excess of loan balances are expensed in the period during which the excess occurs and contracts are marked to market and the change in market value is included in period results. No benefits were derived from interest rate cap agreements during fiscal 2000 or 2001 but the Euro caps were slightly in-the-money at the latest reset date and should produce some benefits during fiscal 2001. The Company's Canadian subsidiary completed 7 year variable rate acquisition financing in the amount of CAD 12,500,000 during the quarter. This loan, which requires equal quarterly principal amortization payments, was swapped to a fixed rate of 6.25%.

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

Consolidated operating income increased 11% for the six months. Americas Division operating income decreased 7.2 % and International Division operating income increased 26.1%. The decrease in the Americas Division was due to higher cost of sales. International Division operating income increases were primarily due to strong sales growth supported by newly acquired products, a stronger Yen, improving economic conditions, improved gross margins along with a reduction in S,G&A.

Due to the above factors, income before income taxes was 9.8% of sales for the six months ended September 30, 2000 as compared to 9.2 % during the prior year period.

The effective income tax rate of 27.6 % for the six months ended September 30,2000 compared to 26.2 % for the prior fiscal year period is due to increased income in higher tax jurisdictions of Japan and Canada.

In February 1997, the Company announced the consolidation of its manufacturing operations by planning to close six of its twelve production facilities in various parts of the world over a two year period. The worldwide manufacturing restructuring and re-engineering program resulted in a pre-tax charge of $72.5 million ( $55.7 million net of tax), or $2.60 per share after taxes in fiscal 1997. As of March 31, 2000, the Company has completed the program. (See Note 7 ).

In April 2000, the Company acquired the Spectro line of over-the counter dermatology products for its Canadian subsidiary. The line includes soapless hand and face cleansers, an antifungal antiseptic cleanser and a skin barrier cream. (See Note 5)

On June 6th, 2000, the Company announced that it had retained Goldman Sachs to assist the Company in a review of its strategic options. On October 9, 2000, SmithKline Beecham (SB) and the Company announced an agreement for SB to acquire the Company for $1.24 billion or $53.00 per share. Completion of the transaction is subject to regulatory clearance, both in the US and Europe. Expenses relating to this transaction total $2.5 million to date. These expenses are classified as Transaction costs in the income statement.

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

Financial Condition:

Cash increased for the six-month period ended September 30, 2000 to $53.2 million from $41.6 million at year-end March 31, 2000. The increases resulted primarily from an increase in short-term debt and accrued expenses, partially offset by purchase of securities and dividends paid to shareholders.

In the prior year six months cash increased to $69.3 million from $48.4 million at year-end March 31, 1999. The increases resulted primarily from an increase in short-term debt and proceeds from the divestiture of Lava soap and the sale of Canadian property partially offset by payments made to acquire new products and by an increase in inventory.

New Accounting Standards:

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in 2000 it issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133", These standards must be adopted by the Company by April 1, 2001. They require that all derivative financial instruments be recorded on consolidated balance sheets at fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transactions and the extent to which the hedge is effective in mitigating the exposure. Gains and losses on derivative instruments reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the hedged item. The Company is evaluating the impact, if any, of those standards on its fiscal 2002 financial position, results of operations and disclosures.

Forward Looking Statements

Certain statements in this document and elsewhere by management of the Company that are neither reported financial results nor other historical information are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial operating results, strategies, future plans, contingencies and contemplated transactions of the Company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of Company operations, or the performance or achievement of the Company, or industry results, to differ materially from those expressed in or implied by the forward-looking statements. In addition, to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed in or implied by the forward-looking statements include, but are not limited to, competitive pricing for the Companys products; the success of new initiatives, acquisitions and ongoing cost reduction efforts; changes in raw materials, energy and other costs; unanticipated manufacturing disruptions; fluctuations in demand and changes in production capacities; changes to economic growth in the U.S. and international economies, especially in Asia and Brazil; stability of financial markets; governmental policies and regulations, including but not limited to those affecting the environment and the tobacco industry; restrictions on trade; interest rates and currency movements.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a) The exhibits filed as part of this report are listed below:

                           Exhibit No.                      Description
                               27                    Financial Data Schedule

           (b)  Reports on Form 8-K

                There were no reports on Form 8-K for the three months ended September 30, 2000.

                The Company filed Form 8-K on October 10, 2000.



                                   Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BLOCK DRUG COMPANY, INC.
                                  (Registrant)






November 14, 2000                           PETER ANDERSON
-----------------                           ---------------------------------
DATE                                        Peter Anderson
                                            Senior Vice President &
                                            Chief Financial Officer